Form 10-Q
period 1997-09-30
JEVIC TRANSPORTATION INC
filed 1997-11-19
CIK 1044066

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number 000-23095


                           JEVIC TRANSPORTATION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              New Jersey                                    22-2373402
   -------------------------------                      -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)


                    600 Creek Road, Delanco, NJ            08075
             ----------------------------------------    ----------
             (Address of principal executive offices)    (Zip Code)


                                  609-461-7111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X No
                                  ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Equity, no par value, 10,658,200 shares outstanding as of October 21, 1997, consisting of two series:

Class A Common Stock, no par value, 5,739,544 shares outstanding as of October 21, 1997
Common Stock, no par value, 4,918,656 shares outstanding as of October 21, 1997

--------------------------------------------------------------------------------

                           JEVIC TRANSPORTATION, INC.


                                      INDEX


                                                                           Page
                                                                           ----
Part I. Financial Information

   Item 1.  Financial Statements

            Condensed Balance Sheets--September 30, 1997 (unaudited)
            and December 31, 1996                                             1

            Condensed Statements of Income--Three
            and nine months ended September 30, 1997 and 1996 (unaudited)     2

            Condensed Statements of Cash Flows--
            Nine months ended September 30, 1997 and 1996 (unaudited)         3

            Notes to Condensed Financial Statements                           4

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               6


Part II. Other Information

   Item 2.  Changes in Securities and Use of Proceeds                        13

   Item 4.  Submission of Matters to a Vote of Security Holders              15

   Item 6.  Exhibits                                                         16

Signatures                                                                   18

Item 1. Financial Statements


                           JEVIC TRANSPORTATION, INC.

                            CONDENSED BALANCE SHEETS

                    (in thousands, except share information)

                                                                                           September 30, 1997
                                                                         December 31,   -----------------------
                                                                             1996        Actual       Pro Forma
                                                                         ------------   --------      ---------
                                                                                             (unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ......................................      $  2,403      $  6,864       $ 18,897
    Accounts receivable, less allowance for doubtful accounts of
       $999, $1,395 and $1,395 .....................................        17,123        20,850         20,850
    Prepaid expenses and other .....................................         2,335         3,330          3,190
    Deferred income taxes ..........................................           174           208          2,083
                                                                          --------      --------       --------
             Total current assets ..................................        22,035        31,252         45,020
PROPERTY AND EQUIPMENT, net ........................................        58,967        67,292         68,592
OTHER ASSETS .......................................................         1,353         1,827          1,827
                                                                          --------      --------       --------
                                                                          $ 82,355      $100,371       $115,439
                                                                          ========      ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt and capital lease
       obligations .................................................      $ 10,682      $ 11,554       $  4,775
    Accounts payable and accrued expenses ..........................        12,640        16,030         16,030
    Claims and insurance reserves ..................................         3,385         3,010          3,010
    Deferred freight revenues ......................................         1,245         1,759          1,759
                                                                          --------      --------       --------

              Total current liabilities ............................        27,952        32,353         25,574
                                                                          --------      --------       --------
LONG-TERM DEBT .....................................................        28,855        35,758         14,220
                                                                          --------      --------       --------
DEFERRED INCOME TAXES ..............................................           984         1,167         11,671
                                                                          --------      --------       --------
OTHER LIABILITIES ..................................................           493           255            255
                                                                          --------      --------       --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000 shares authorized;
      none issued and outstanding ..................................          --            --             --
    Common stock, no par value 40,000,000 shares authorized;
      548,656 (actual) and 4,348,656 (pro forma) issued and
      outstanding at September 30, 1997 ............................          --            --             --

    Class A common stock, no par value 10,000,000 shares authorized;
      6,858,200, 6,309,544 and 6,309,544, shares issued and
      outstanding, respectively.....................................          --            --             --
    Additional paid-in capital .....................................         1,128         1,128         63,719
    Retained earnings ..............................................        22,943        29,710           --
                                                                          --------      --------       --------
              Total shareholders' equity ...........................        24,071        30,838         63,719
                                                                          --------      --------       --------
                                                                          $ 82,355      $100,371       $115,439
                                                                          ========      ========       ========

        The accompanying notes are an integral part of these statements.

                           JEVIC TRANSPORTATION, INC.

                         CONDENSED STATEMENTS OF INCOME

                  (in thousands, except per share information)
                                   (unaudited)

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                      ----------------------       -----------------------
                                                         1997          1996          1997           1996
                                                       -------       -------       --------       --------
OPERATING REVENUES ..............................      $48,871       $39,591       $139,288       $113,159
                                                       -------       -------       --------       --------
OPERATING EXPENSES:
    Salaries, wages and benefits ................       24,238        20,170         70,821         59,829
    Supplies and other expenses .................        8,858         7,955         26,229         24,186
    Purchased transportation ....................        4,603         2,109         13,198          7,627
    Depreciation and amortization ...............        2,890         2,268          8,272          6,299
    Operating taxes and licenses ................        2,449         2,169          6,751          6,487
    Insurance and claims ........................          876           754          2,852          2,526
    (Gain) loss on sale of equipment ............           24            27            123           (100)
                                                       -------       -------       --------       --------
                                                        43,938        35,452        128,246        106,854
                                                       -------       -------       --------       --------
         Operating income .......................        4,933         4,139         11,042          6,305
INTEREST EXPENSE, net ...........................          864           799          2,493          2,185
OTHER INCOME, net ...............................          (36)          (71)           (91)          (119)
                                                       -------       -------       --------       --------
         Income before state income taxes .......        4,105         3,411          8,640          4,239
STATE INCOME TAXES ..............................          170           221            350            301
                                                       -------       -------       --------       --------
NET INCOME ......................................      $ 3,935       $ 3,190       $  8,290       $  3,938
                                                       =======       =======       ========       ========
PRO FORMA DATA (Note 3):
    Income before income taxes ..................      $ 4,105       $ 3,411       $  8,640       $  4,239
    Pro forma income taxes ......................        1,642         1,365          3,456          1,696
                                                       -------       -------       --------       --------
    Pro forma net income ........................      $ 2,463       $ 2,046       $  5,184       $  2,543
                                                       =======       =======       ========       ========
    Pro forma net income per share ..............      $  0.32       $  0.26       $   0.67       $   0.33
                                                       =======       =======       ========       ========
    Shares used in computing pro forma
       net income per share .....................        7,765         7,765          7,765          7,765
                                                       =======       =======       ========       ========

        The accompanying notes are an integral part of these statements.

                           JEVIC TRANSPORTATION, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                     -----------------------
                                                                       1997           1996
                                                                     --------       --------
OPERATING ACTIVITIES:
    Net income ................................................      $  8,290       $  3,938
    Adjustments to reconcile net income to net cash provided
       by operating activities --
          Depreciation and amortization .......................         8,272          6,299
          (Gain) loss on sale of equipment ....................           123           (100)
          Provision for bad debts .............................           745            283
          Deferred state income taxes .........................           149           --
          Changes in assets and liabilities--
              (Increase) in accounts receivable ...............        (4,472)        (3,188)
              (Increase) in prepaid expenses and other ........          (995)          (140)
              (Increase) in other assets ......................          (474)           (93)
              Increase in accounts payable and accrued expenses         3,152          1,921
              Increase (decrease) in claims and insurance
                 reserves .....................................          (375)           414
              Increase (decrease) in deferred freight revenues            514            (16)
                                                                     --------       --------

                  Net cash provided by operating activities ...        14,929          9,318
                                                                     --------       --------
INVESTING ACTIVITIES:
    Proceeds from sale of equipment ...........................           382             92
    Capital expenditures ......................................       (17,102)       (15,349)
                                                                     --------       --------

       Net cash used in investing activities ..................       (16,720)       (15,257)
                                                                     --------       --------
FINANCING ACTIVITIES:
    Payments of long-term debt ................................        (7,315)        (5,805)
    Proceeds from issuance of long-term debt ..................        15,539         13,415
    Payments of capital lease obligations .....................          (450)          (611)
    Distributions to shareholder ..............................        (1,522)           396
                                                                     --------       --------
                  Net cash provided by financing activities ...         6,252          7,395
                                                                     --------       --------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS ......................................         4,461          1,456
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD .......................................         2,403          1,146
                                                                     --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................      $  6,864       $  2,602
                                                                     ========       ========

        The accompanying notes are an integral part of these statements.

                           JEVIC TRANSPORTATION, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)


1. Basis of Presentation

The accompanying unaudited condensed financial statements of Jevic Transportation, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's S-1 registration statement (file no. 333-33469) filed with the Securities and Exchange Commission as part of the Company's initial public offering on October 7, 1997.

2. Initial Public Offering of Common Stock

The Company completed an initial public offering (the "Offering") of its Common Stock on October 7, 1997. The Company sold 3,800,000 shares of Common Stock at $15 per share. Additionally, 570,000 shares of Common Stock were purchased from certain selling shareholders at $15 per share by the underwriters upon the exercise of an over-allotment option. The net proceeds to the Company, after deducting estimated underwriting discounts and expenses, were approximately $52.2 million. The Company did not receive any proceeds from the sale of shares by the selling shareholders. A pro forma balance sheet has been presented to reflect the Offering and related transactions.

The Company was subject to taxation under Subchapter S of the Internal Revenue Code until the termination of the S Corporation status on October 3, 1997. The pro forma balance sheet as of September 30, 1997 reflects the estimated increase in the net deferred tax liability of $8.6 million, recorded by the Company as a result of the termination of its S Corporation status. The net deferred income tax liability represents the tax effects of the cumulative differences between the financial reporting and income tax bases of certain assets and liabilities as of the termination of the S Corporation status and will be recorded as a one-time, income tax provision in the statement of income for the three months ended December 31, 1997. Deferred taxes will be adjusted to reflect any change in the net deferred tax asset upon filing the final S Corporation tax return. Additionally, in October 1997, the Company made $10 million of distributions to the S Corporation shareholders.

Pro Forma Information

Pro Forma Balance Sheet Information

The pro forma balance sheet of the Company as of September 30, 1997 reflects (i) the net proceeds to the Company of approximately $52.2 million from the Offering (see Note 2), (ii) the repayment of $28.3 million of outstanding indebtedness,
(iii) a $10 million distribution to certain shareholders of the Company,
(iv) the Company's purchase of its Charlotte facility from certain of its shareholders for $2 million, resulting in a $700,000 deemed distribution and
(v) an increase in the Company's net deferred tax liability as a result of the Company's termination of its S Corporation status (estimated at $8.6 million as of September 30, 1997).

Pro Forma Income Statement Data

On October 3, 1997, the Company terminated its status as an S Corporation and, as a result, the Company is now subject to federal and additional state income taxes. Accordingly, for informational purposes, the accompanying statements of income for the three and nine months ended September 30, 1997 and 1996 include an unaudited pro forma adjustment for the income taxes that would have been recorded had the Company been a C Corporation, based on the tax laws in effect during the respective periods.

Pro Forma Net Income Per Share

Pro forma net income per share was calculated by dividing pro forma net income by the weighted average number of shares of common stock outstanding for the respective periods adjusted for the effect of dilutive common stock options, and after giving effect to the estimated number of shares that would be required to be sold (using the initial public offering price of $15 per share, less underwriting discounts and commissions and estimated offering expenses) to fund a $10 million distribution to the S Corporation shareholders.

3. New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing comparability of earnings per share data on an international basis. This pronouncement is effective for periods beginning after December 15, 1997; earlier adoption is not permitted. The adoption is not expected to have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Jevic was founded in 1981 after the deregulation of the trucking industry, and has developed an operating system which combines the high revenue yield characteristics of a typical LTL carrier with the operating flexibility and low fixed costs of a truckload carrier. Most other motor carriers have continued to specialize as either truckload, moving one shipment at a time, or less-than-truckload, moving multiple small shipments through networks of up to 500 terminals.

The Company's system uses a small number of regional facilities which serve as origination points for consolidation of both small and large shipments. The shipments are then loaded onto line-haul trailers in a sequence which permits direct unloading at each shipment's destination, eliminating the need to rehandle individual shipments at one or more breakbulk terminals. Management focuses on adjusting freight mix to maximize asset utilization. The Company maintains a high percentage of variable costs in order to minimize the impact of short-term swings in demand.

Because of the distinct nature of Jevic's operating system, the Company believes that profitability measures and expense ratios traditionally used to evaluate truckload or less-than-truckload carriers are not meaningful. Jevic's results of operations have been impacted by two key trends. First, Jevic has been increasing the percentage of its shipments transported by owner-operators, who supply their own tractor and bear all associated expenses in return for a contracted rate. As a result, purchased transportation has increased as a percentage of operating revenues, offset by a reduction, as a percentage of operating revenues, of drivers' salaries, wages and benefits, depreciation, fuel, operating taxes and licenses and other supplies and operating expenses. Additionally, Jevic has shifted from a policy of leasing revenue equipment to purchasing revenue equipment. As a result, depreciation and interest expense has increased as a percentage of operating revenues while lease expense, which is included in supplies and other expenses, has decreased.

The Company completed the initial public offering of its common stock on October 7, 1997. The Company sold 3,800,000 shares of common stock at $15 per share. The net proceeds to the Company, after deducting estimated underwriting discounts and expenses, were approximately $52.2 million.

Results of Operations

The following table sets forth for the periods indicated the percentage of operating revenues represented by certain items in the Company's statements of income:


                                              Three Months Ended         Nine Months Ended
                                                 September 30,             September 30,
                                              ------------------        ------------------
                                               1997         1996         1997         1996
                                              -----        -----        -----        -----
Operating revenues ...................        100.0%       100.0%       100.0%       100.0%
                                              -----        -----        -----        -----
Operating expenses:
    Salaries, wages and benefits .....         49.6         50.9         50.8         52.9
    Supplies and other expenses ......         18.1         20.1         18.8         21.4
    Purchased transportation .........          9.4          5.3          9.5          6.7
    Depreciation and amortization ....          5.9          5.7          5.9          5.6
    Operating taxes and licenses .....          5.0          5.5          4.8          5.7
    Insurance and claims .............          1.8          1.9          2.0          2.2
    (Gain) loss on sale of equipment .          0.1          0.1          0.1         (0.1)
                                              -----        -----        -----        -----
                                               89.9         89.5         91.9         94.4
                                              -----        -----        -----        -----
Operating income .....................         10.1         10.5          8.1          5.6
Interest expense, net ................          1.8          2.0          1.8          1.9
Other income, net ....................         (0.1)        (0.2)        (0.1)        (0.1)
                                              -----        -----        -----        -----
Income before income taxes ...........          8.4          8.7          6.4          3.8
                                              =====        =====        =====        =====


Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Operating Revenues

Operating revenues increased 23.5% for the three months ended September 30, 1997 to $48.9 million from $39.6 million for the comparable period of 1996. The increase resulted primarily from an 18.4% increase in total shipments. The Company's average tractor fleet grew 22.0% in the third quarter of 1997 over the third quarter of 1996, and average revenues per tractor per week increased slightly to $3,875 during the three months ended September 30, 1997 from $3,830 during the three months ended September 30, 1996.

Operating Expenses

Operating expenses increased 23.7% to $43.9 million for the three months ended September 30, 1997 from $35.5 million for the comparable period of 1996. As a percentage of operating revenues, operating expenses increased to 89.9% for the three months ended September 30, 1997 from 89.5% for the comparable period of 1996. The increase in operating expenses is primarily due to increased revenues, as the majority of the Company's operating expenses are variable in nature. The percentage increase was primarily attributable to the increased use of purchased transportation, including higher cost, outside line-haul transportation to meet short-term capacity requirements.

Salaries, wages and benefits increased 19.8% to $24.2 million for the three months ended September 30, 1997 from $20.2 million for the comparable period of 1996. As a percentage of operating revenues, salaries, wages and benefits decreased to 49.6% for the three months ended September 30, 1997 from 50.9% for the comparable period of 1996. This percentage decrease was primarily due to the Company's increased use of owner-operators in 1997.

Supplies and other expenses, which primarily consist of operating leases, fuel, tolls, tires, parts and bad debt expense, increased 11.3% to $8.9 million for the three months ended September 30, 1997 from $8.0 million for the comparable period of 1996. As a percentage of operating revenues, supplies and other expenses decreased to 18.1% for the three months ended September 30, 1997 from 20.1% for the comparable period of 1996. This percentage decrease was primarily due to the Company's continuing shift toward the purchase of revenue equipment financed with debt rather than leasing such equipment under operating leases, and, to a lesser extent, the Company's increased use of owner-operators in 1997.

Purchased transportation increased 119.0% to $4.6 million for the three months ended September 30, 1997 from $2.1 million for the comparable period of 1996. As a percentage of operating revenues, purchased transportation increased to 9.4% for the three months ended September 30, 1997 from 5.3% for the comparable period of 1996. The increase was primarily due to the increased use of owner-operators to supplement the Company's fleet and to substitute for higher cost, outside line-haul transportation. As a percentage of total purchased transportation expense, owner-operator expense increased to 66.7% for the three months ended September 30, 1997 from 29.2% for the comparable period of 1996.

Depreciation and amortization expense increased 26.1% to $2.9 million for the three months ended September 30, 1997 from $2.3 million for the comparable period of 1996. As a percentage of operating revenues, depreciation and amortization increased to 5.9% for the three months ended September 30, 1997 from 5.7% for the comparable period of 1996. The increase was primarily attributable to the Company's continuing shift toward the purchase of additional and replacement revenue equipment financed with debt rather than leasing such equipment under operating leases.

Operating taxes and licenses increased 9.1% to $2.4 million for the three months ended September 30, 1997 from $2.2 million for the comparable period of 1996. As a percentage of operating revenues, operating taxes and licenses decreased to 5.0% for the three months ended September 30, 1997 from 5.5% for the comparable period of 1996. This percentage decrease was primarily attributable to a decrease in fuel taxes due to the Company's increased use of owner-operators, who pay for their own taxes and licenses.

Insurance and claims increased 12.5% to $900,000 for the three months ended September 30, 1997 from $800,000 for the comparable period of 1996. As a percentage of operating revenues, insurance and claims decreased to 1.8% for the three months ended September 30, 1997 from 1.9% for the comparable period of 1996.

Interest Expense

Interest expense increased 12.5% to $900,000 for the three months ended September 30, 1997 from $800,000 for the comparable period of 1996. As a percentage of operating revenues, interest expense decreased to 1.8% for the three months ended September 30, 1997 from 2.0% for the comparable period of 1996. Increased debt levels in 1997, resulting from the increase in owned rather than leased equipment, were partially offset by lower average interest rates.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Operating Revenues

Operating revenues increased 23.1% for the nine months ended September 30, 1997 to $139.3 million from $113.2 million for the comparable period of 1996. The increase resulted primarily from a 16.7% increase in total shipments. The Company's average tractor fleet grew 21.2% in the first nine months of 1997 over 1996, and average revenues per tractor per week increased slightly to $3,808 during the nine months ended September 30, 1997 from $3,748 during the nine months ended September 30, 1996.

Operating Expenses

Operating expenses increased 19.9% to $128.2 million for the nine months ended September 30, 1997 from $106.9 million for the comparable period of 1996. As a percentage of operating revenues, operating expenses decreased to 91.9% for the nine months ended September 30, 1997 from 94.4% for the comparable period of 1996. The increase in operating expenses is primarily due to increased revenues, as the majority of the Company's operating expenses are variable in nature. The percentage decrease was primarily attributable to the decrease in 1997 of driver wages, equipment rent and outside line-haul and local transportation expense as a percentage of revenues due to the increased use of owner-operators.

Salaries, wages and benefits increased 18.4% to $70.8 million for the nine months ended September 30, 1997 from $59.8 million for the comparable period of 1996. As a percentage of operating revenues, salaries, wages and benefits decreased to 50.8% for the nine months ended September 30, 1997 from 52.9% for the comparable period of 1996. This percentage decrease was primarily due to the Company's increased use of owner-operators in 1997.

Supplies and other expenses increased 8.3% to $26.2 million for the nine months ended September 30, 1997 from $24.2 million for the comparable period of 1996. As a percentage of operating revenues, supplies and other expenses decreased to 18.8% for the nine months ended September 30, 1997 from 21.4% for the comparable period of 1996. This percentage decrease was due to the Company's continuing shift toward the purchase of revenue equipment financed with debt rather than leasing such equipment under operating leases and the Company's increased use of owner-operators in 1997.

Purchased transportation increased 73.7% to $13.2 million for the nine months ended September 30, 1997 from $7.6 million for the comparable period of 1996. As a percentage of operating revenues, purchased transportation increased to 9.5% for the nine months ended September 30, 1997 from 6.7% for the comparable period of 1996. The increase was primarily due to the increased use of owner-operators to supplement the Company's fleet and to substitute for higher cost, outside line-haul transportation. As a percentage of total purchased transportation expense, owner-operator expense increased to 61.7% for the nine months ended September 30, 1997 from 11.5% for the comparable period of 1996.

Depreciation and amortization expense increased 31.7% to $8.3 million for the nine months ended September 30, 1997 from $6.3 million for the comparable period of 1996. As a percentage of operating revenues, depreciation and amortization increased to 5.9% for the nine months ended September 30, 1997 from 5.6% for the comparable period of 1996. The increase was primarily attributable to the Company's continuing shift toward the purchase of additional and replacement revenue equipment financed with debt rather than leasing such equipment under operating leases.

Operating taxes and licenses increased 4.6% to $6.8 million for the nine months ended September 30, 1997 from $6.5 million for the comparable period of 1996. As a percentage of operating revenues, operating taxes and licenses decreased to 4.8% for the nine months ended September 30, 1997 from 5.7% for the comparable period of 1996. This percentage decrease was primarily attributable to a decrease in fuel taxes due to the Company's increased use of owner-operators, who pay for their own taxes and licenses.

Insurance and claims increased 16.0% to $2.9 million for the nine months ended September 30, 1997 from $2.5 million for the comparable period of 1996. As a percentage of operating revenues, insurance and claims decreased to 2.0% for the nine months ended September 30, 1997 from 2.2% for the comparable period of 1996.

Interest Expense

Interest expense increased 13.6% to $2.5 million for the nine months ended September 30, 1997 from $2.2 million for the comparable period of 1996. As a percentage of operating revenues, interest expense decreased to 1.8% for the nine months ended September 30, 1997 from 1.9% for the comparable period of 1996. The Company had higher debt levels in 1997 due to the purchases of revenue equipment being financed with debt, but was offset by the Company's increased use of owner-operators.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been funds provided by operations, equipment leases and bank borrowings. Net cash provided by operating activities was approximately $14.9 million for the first nine months of 1997 compared to $9.3 million for the corresponding period in 1996. The increase in cash provided by operations is primarily attributable to the Company's increased income before depreciation and amortization expense in 1997.

Capital expenditures, net of trade-in allowances, totaled approximately $17.1 million during the first nine months of 1997 compared to $15.3 million in the comparable period of 1996. For the nine months ended September 30, 1997, the $17.1 million of capital expenditures were comprised of $15.8 million of revenue equipment, $900,000 of facilities and $200,000 of other equipment.

The Company generally purchases new line-haul tractors and replaces them after three years. Regional and local tractors are generally replaced after five years, depending on levels of use. The

Company generated cash proceeds from sales of used tractors of $382,000 in the nine months ended September 30, 1997 versus $92,000 in the comparable period of the prior year.

Net cash provided by financing activities was approximately $6.3 million for the nine months ended September 30, 1997 compared to $7.4 million for the comparable period of 1996. At September 30, 1997, total borrowings under long-term debt totaled $46.5 million, maturing through 2007, and obligations relating to operating leases totaled $10.0 million through 2001, of which $1.1 million related to facility leases with the current shareholders.

On October 7, 1997, the Company completed its initial public offering, which provided the Company with $52.2 million of net proceeds. The Company used a portion of such proceeds to pay down indebtedness ($28.3 million), make distributions to S Corporation shareholders ($10 million) and purchase its Charlotte, North Carolina facility ($2 million).

Jevic is a party to a $25 million credit facility with CoreStates Bank, N.A. The credit facility includes a $7 million working capital revolving line of credit, with borrowings limited to 80% of the Company's eligible accounts receivable, and an $18 million term loan facility used to purchase or refinance revenue equipment. At September 30, 1997, there was $12.6 million outstanding under the credit facility, of which $200,000 represented outstanding standby letters of credit and the remainder of which was outstanding under the term loan facility. After repaying certain indebtedness in October with offering proceeds, there was $3.7 million outstanding under the credit facility.

The Company believes that the net proceeds from the Offering, funds generated from operations and available borrowings under its current or future credit facilities will be sufficient to fund the Company's activities at least through 1998.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations for the past three years.

Seasonality

In the trucking industry, revenues generally follow a seasonal pattern as customers reduce shipments during and after the winter holiday season. In addition, highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months. The Company's operating expenses have historically been higher in winter months, due primarily to decreased fuel efficiency and increased maintenance costs for revenue equipment in colder weather. Accordingly, the Company's results of operations may fluctuate to reflect such seasonality.

Cautionary Statement for Forward Looking Information

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, general economic factors, availability of employee drivers and owner-operators, capital requirements, competition, acquisition of revenue equipment, unionization, fuel, seasonality, claims exposure and insurance costs, difficulty in managing growth, regulation, environmental hazards and dependence on key personnel. Further information on these and other factors which could affect the Company's financial results can be found in the Company's S-1 Registration Statement (file no. 333-33469) and Prospectus dated October 7, 1997.

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

                  Jevic filed a Registration Statement on Form S-1 (the "Registration Statement") with respect to 3,800,000 shares (the "Firm Shares") of its Common Stock, no par value ("Common Stock") and an additional 570,000 shares (the "Option Shares") of Common Stock to be sold by certain shareholders (the "Option Shareholders") of the Company solely to cover over-allotments, if any. The Registration Statement (file no. 333-33469) was declared effective by the Commission on October 6, 1997. The managing underwriters for the offering were BT Alex. Brown Incorporated, William Blair & Co., L.L.C. and Schroder & Co. Inc. The offering of the Firm Shares commenced and was completed, with all of the Firm Shares having been sold, on October 7, 1997. The offering of the Option Shares commenced and was completed, with all of the Option Shares having been sold, on October 16, 1997.

                  The following table illustrates the number of shares registered and the aggregate price of the shares registered for the account of the Company and for the Option Shareholders. All shares registered for the account of the Company and the Option Shareholders were sold in the offering. None of the proceeds of the sales made by the Option Shareholders were received by Jevic.

                                          Shares Registered     Aggregate Price
                                          -----------------     ---------------
Jevic Transportation, Inc.                     3,800,000          $57,000,000

Option Shareholders:

  Harry J. Muhlschlegel                          110,698          $ 1,660,470

  Karen B. Muhlschlegel                          110,698          $ 1,660,470

  Harry J. Muhlschlegel                           71,429          $ 1,071,435
  Grantor Annuity Trust
  Dated October 24, 1996
  Harry J. Muhlschlegel, Trustee

  Karen B. Muhlschlegel                           71,429          $ 1,071,435
  Grantor Annuity Trust
  Dated October 24, 1996
  Karen B. Muhlschlegel, Trustee

  Jeffrey Muhlschlegel                            68,582          $ 1,028,730
  1994 Income Trust
  Dated December 31, 1994
  George K. Reynolds III, Esq. &
  Bruce D. Burdick, Trustees

  Jennifer Muhlschlegel                           68,582          $ 1,028,730
  1994 Income Trust
  Dated December 31, 1994
  George K. Reynolds III, Esq. &
  Bruce D. Burdick, Trustees

  Vicki Whittall                                  68,582          $ 1,028,730
  1994 Income Trust
  Dated December 31, 1994
  George K. Reynolds III, Esq. &
  Bruce D. Burdick, Trustees

                  Underwriting discounts and commissions amounted to $1.05 per share offered. The Company incurred an aggregate $3,990,000 in underwriting discount and commissions and approximately $800,000 in other expenses in connection with the offering. None of such expenses were direct or indirect payments to directors or officers of the Company, to persons owning 10 percent or more of any class of equity securities of the Company or to any affiliate of the Company. The net offering proceeds to the Company after deducting the total expenses were approximately $52.2 million.

                  The Company has used approximately $28.3 million of the net offering proceeds to repay certain borrowing incurred to purchase revenue equipment. This represents a material deviation from the $18.2 million of borrowings the Company had indicated an intent to repay in the Prospectus. Because its projects to purchase and expand regional facilities could not be transacted immediately, the Company determined to repay additional borrowings in the current period and to use internally-generated cash, together with borrowings, as necessary, to finance the proposed regional facilities projects when and as those projects come to fruition. The Company has used an additional $6.0 million of the aggregate net proceeds, along with available cash, to repay $10 million of short-term notes issued to fund a special dividend declared by the Board of Directors of the Company in August 1997. A majority of these funds ($5.8 million) were paid to certain officers and directors of the Company and certain trusts of which those officers and directors act as trustees. In addition, $2.0 million of the net offering proceeds have been used to purchase the Company's Charlotte regional facility from existing shareholders and $3.0 million of the net offering proceeds have been used to purchase revenue equipment. $7.0 million of the net offering proceeds have been invested in a money market account pending application to the Company's planned regional facility expansion projects, and the remaining $5.9 million of net proceeds are being used by the Company for working capital. The above amounts are reasonable estimates of the Company's uses of the net proceeds of the offering to date. Except as specified, none of such uses were direct or indirect payments to directors or officers of the Company, persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company.


Item 4. Submission of Matters to a Vote of Security Holders

                  By unanimous written consent of the Company's shareholders effective July 30, 1997, the Company's shareholders resolved to amend the Company's Certificate of Incorporation to (i) authorize two classes of common capital stock of the Company: "Common Stock" and "Class A Common Stock," (ii) reclassify each of the Company's outstanding shares of stock as shares of Class A Common Stock and (iii) define the relative designations, voting powers, preferences, limitations, restrictions and other rights with respect to each class of stock.

                  By unanimous written consent of the Company's shareholders effective August 11, 1997, the Company's shareholders resolved to approve, confirm and ratify all of the lawful acts and proceedings of the directors of the Company, for and on behalf of the Company, since the organizational meeting of directors.

                  By unanimous written consent of the Company's shareholders effective August 12, 1997, the Company's shareholders resolved to adopt the Jevic Transportation, Inc. 1997 Incentive Plan (the "1997 Incentive Plan") and to reserve 1,500,000 shares of the Company's authorized but unissued Common Stock for issuance under said Plan, and to further adopt the Jevic Transportation, Inc. Employee Stock Purchase Plan and to reserve 300,000 shares of the Company's authorized but unissued Common Stock for issuance under said Plan.

                  By unanimous written consent of the Company's shareholders effective September 15, 1997, the Company's shareholders resolved to amend the requirements for eligibility to participate in the 1997 Incentive Plan.

                  By unanimous written consent of the Company's shareholders effective October 3, 1997, the Company's shareholders resolved to restate and integrate and further amend the Company's Certificate of Incorporation to (i) increase the number of shares of authorized capital stock of the Company from 1,500 to 60,000,000, including the addition of a second class designated Preferred Stock, of which 10,000,000 shares have been authorized but none have been issued, (ii) effect a 34,291-for-one split of the issued and outstanding shares of the Company's Common Stock and Class A Common Stock, (iii) further define the relative voting powers, preferences, limitations, restrictions and other special or relative rights of the Company's Common Stock and Class A Common Stock, (iv) provide for a classified Board of Directors consisting of a number of directors to be fixed from time to time by the Board, and, further, to provide that directs shall not be liable to the Company or its shareholders for damages under the circumstances set forth under the New Jersey Business Corporation Act, (v) provide that actions to be taken by the shareholders of the Company shall be taken only at an annual or special meeting or by unanimous written consent and (vi) provide that certain provisions of the

Company's Restated Certificate of Incorporation may be amended only by a supermajority vote. In the same consent, the Company's shareholders further resolved to amend and restate the Company's By-laws.

                  By unanimous written consent of the Company's shareholders effective October 6, 1997, the Company's shareholders elected Gordon R. Bowker and Samuel H. Jones, Jr. as Class I directors, with terms expiring at the Company's annual meeting in 1998, Paul J. Karvois and Karen B. Muhlschlegel as Class II directors, with terms expiring at the Company's annual meeting in 1999, and Harry J. Muhlschlegel as a Class III director, with a term expiring at the Company's annual meeting in 2000.

Item 6. Exhibits and Reports on Form 8-K

                  (a)      Exhibits.

                  10.1 1997 Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registration Statement of the Company on Form S-1 (file no. 333-33469), effective October 6, 1997.

                  10.2 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.3 to the Registration Statement of the Company on Form S-1 (file no. 333-33469), effective October 6, 1997.

                  10.3 Lease Agreement made and entered into as of April 12, 1995 between Harry J. Muhlschlegel and Karen Muhlschlegel and the Company, as amended, incorporated by reference to Exhibit 10.10 to the Registration Statement of the Company on Form S-1 (file no. 333-33469), effective October 6, 1997.

                  10.4 Amended and Restated Lease Agreement by and between Harry Muhlschlegel and Karen Muhlschlegel and the Company, incorporated by reference to Exhibit 10.11 to the Registration Statement of the Company on Form S-1 (file no. 333-33469), effective October 6, 1997.

                  10.5 Tax Indemnity Agreement between the Company and each of its shareholders, incorporated by reference to
                           Exhibit 10.20 to the Registration Statement of the Company on Form S-1 (file no. 333-33469), effective October 6, 1997.

                  10.6 Administrative Services Agreement, dated August 12, 1997, between the Company and Jevic Transportation Services, Inc., incorporated by reference to Exhibit
                           10.1 to the Registration Statement of the Company on Form S-1 (file no. 333-33469), effective October 6, 1997.

                  11.1     Statement re: Computation of Per Share Earnings.

                  27.1     Financial Data Schedule.


                  (b)      Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            JEVIC TRANSPORTATION, INC.


                                            By: /s/ Harry J.Muhlschlegel
                                                ---------------------------
                                                     Harry J. Muhlchlegel
                                                     Chief Executive Officer



                                                /s/ Brian J. Fitzpatrick
                                                --------------------------
                                                  Brian J. Fitzpatrick
                                                  Chief Financial Officer

Date: November 19, 1997