Form 10-K
period 1997-12-31
JEVIC TRANSPORTATION INC
filed 1998-03-31
CIK 1044066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1997   Commission file number: 000-23095


                           Jevic Transportation, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               New Jersey                                  22-2373402
   -------------------------------                      -------------------
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                      Identification No.)


                   600 Creek Road, Delanco, NJ 08075
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (609) 461-7111
                                                           --------------


          Securities registered pursuant to Section 12(b) of the Act:

                                      None


          Securities registered pursuant to Section 12(g) of the Act:


                           Common Stock, no par value
                           --------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No   .
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 19, 1998, the aggregate market value of the Registrant's Common Equity (including Common Stock and Class A Common Stock), no par value, held by nonaffiliates of the Registrant was approximately $76,019,068.

On March 19, 1998, 10,658,200 shares of the Registrant's Common Equity, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Shareholders scheduled to be held on May 15, 1998 are incorporated by reference into Part III of this Form 10-K.

                                     PART I


Item 1. Business

Overview

     Jevic is a motor carrier that combines the high revenue yield characteristics of a typical LTL carrier with the operating flexibility and low fixed costs of a truckload carrier. Jevic utilizes a simplified in-route delivery system in which over 70% of the Company's shipments are delivered to their destinations directly from line-haul trailers, eliminating the need for an expensive network of labor-intensive breakbulk terminals, which most LTL carriers use to distribute shipments. Jevic's revenue per terminal for 1997 was approximately $32.0 million. The Company serves shippers throughout the eastern half of the United States and in selected markets in the remainder of the continental United States and Canada through its origination facilities located in the metropolitan areas of Atlanta, Boston, Charlotte, Chicago, Houston and Philadelphia. From 1995 to 1997, the Company's operating revenues and operating income grew at compound annual rates of 23.1% and 59.7% respectively.

     Jevic's Breakbulk-Free system utilizes a simplified network of terminals, which serve as regional origination points for initial consolidation of freight on a trailer. The Company strategically combines smaller shipments (typically handled by LTL carriers) with larger shipments (typically handled by truckload carriers) in a sequence which permits direct unloading at each shipment's destination, with no need to rehandle individual shipments at one or more breakbulk terminals. Typical LTL carriers have to reload shipments into local trucks for final delivery, whereas, in most cases, Jevic's operating system avoids further rehandling at the destination facility. This generally results in less damage to freight and faster transit times for less than full truckload shipments. Jevic's flexible operating system minimizes rehandling of freight and provides a broad range of transportation services.

Service

     Jevic seeks to customize its service offerings to meet its customers' evolving requirements for greater speed and reliability. By regularly expanding the services it provides, the Company increases the types of shipments it can efficiently handle from existing customers and is able to attract and serve new customers.

     Fast Delivery Times. The Company provides next day and, in many cases, next morning service along regional lanes of up to 500 miles. As an example, Jevic offers freight delivery from metropolitan Philadelphia to metropolitan Boston by noon on the next business day. In addition, Jevic offers delivery from metropolitan Atlanta to New England by the morning of the second day after pickup, and from the Northeast to metropolitan Chicago in two days.

     Wide Range of Shipment Sizes. Jevic provides its customers with the flexibility to handle shipments of a range of sizes and weights not typically provided by standard LTL or truckload carriers, which enhances the Company's ability to become a core carrier to its customers. Many of the Company's customers require transportation of multiple shipments ranging from as little as 50 pounds to over 40,000 pounds. While a standard truckload carrier would charge a customer the full truckload rate for each shipment weighing over 10,000 pounds even if it does not fill a trailer, the Company can efficiently handle the customer's partial truckload shipments, charging the customer less than a full truckload rate, and then integrating smaller shipments from the same customer or other customers in the same region to fill the rest of the trailer. This allows the customer to save money on the truckload portion of the shipment and the Company to increase freight density and shipments per pickup, thereby minimizing incremental costs and improving operating efficiencies.

     Specialized Services - Heated and Expedited Service Options. The Company offers a heated service for customers whose freight must be protected from freezing during the winter months, principally customers in the chemical industry. Jevic's heated trailers allow the Company to provide significant flexibility to customers, such as pickups and deliveries of heated service shipments on any day of the week. The Company's heated service enables the Company to attract business from new customers and then expand the services it provides for those customers to encompass their regular shipments as well as their heated service shipments. In addition, by providing this heated service, Jevic is able to enhance revenues from mid-October to mid-April, a period in which freight volumes are typically lower than at other times during the year. Jevic believes that there is no significant competition for its heated service in the LTL market and that it purchases more integrated diesel trailer heaters than any LTL carrier. In addition, Jevic offers expedited delivery service at competitive prices on a regional and inter-regional basis by integrating these premium rated deliveries with standard service deliveries, thereby increasing revenue per mile.

Breakbulk-Free Operating Model

     Jevic utilizes a simplified network of terminals, which serve as regional origination points for initial consolidation of freight on a trailer. Shipments of various sizes are typically picked up "same day" from customers and the Company combines smaller shipments (typically handled by LTL carriers) with larger shipments (typically handled by truckload carriers) onto a line-haul trailer in a sequence which permits the direct unloading of each shipment at its final destination. This simplifies the delivery process by reducing the number of facilities needed to effect delivery. The Company's in-route delivery system bypasses intermediate breakbulk terminals and, in most cases, destination terminals.

     LTL carriers typically rehandle freight at one or more breakbulk terminals and reload the freight at a destination terminal into a local truck for delivery to the final destination. Breakbulk-Free operations, in contrast, do not require an extensive network of "hub and spoke" operating terminals. As a result, Jevic avoids the fixed costs of operating and maintaining a large network of breakbulk terminals and a large staff of freight handlers.

     Jevic's Breakbulk-Free system accommodates a wider range of shipment sizes, as determined by weight, than most LTL carriers, and can provide more rapid transit times in many cases. By minimizing rehandling, Jevic's system reduces damage to shipments and associated costs. The Breakbulk-Free system also enhances the Company's asset utilization. To further increase asset utilization and shorten transit times, Jevic has integrated the use of twin 28-foot trailers, or pups, into its existing fleet of 48-foot and 53-foot trailers. The pups are separated without rehandling of freight, and deliveries are made from the two pups to different destinations at the same time. Deliveries via pup trailers can effectively double the number of deliveries per day compared to a single 48- or 53-foot trailer.

Marketing and Customers

     Jevic's sales force utilizes a consultative approach to develop customized logistics-based solutions to meet its customers' total transportation and distribution needs. These solutions are designed to reduce the customer's total transportation costs, inventory carrying costs, handling costs, loss and damage claims and information processing costs. The Company's customer-focused approach, in which Jevic provides information and problem-solving as well as transportation, helps expand the Company's customer base and forge long-term relationships with customers.

     The Company targets prospective customers whose logistics needs are not being met and develops solutions for those needs. Once a customer begins to use Jevic for certain of its shipping needs, the Company offers the customer additional transportation services to develop the account while increasing its pickup, lane and delivery density.

     Jevic develops new geographic markets in existing or new lanes and regions and monitors existing lanes for lane balance in both directions. The Company addresses unbalanced lanes by creating new sales territories in the specific areas that require additional freight as an origination point. Sales territories are designed to minimize the distance between pickups and increase fleet utilization, and seasoned sales personnel are recruited and hired for each territory. Potential customers within the new territory are identified through telephone interviews and a final list of top potential accounts are selected as a starting point for the sales process.

     At December 31, 1997, the Company had a direct sales staff of 84 employees. The sales force is comprised of experienced motor carrier representatives who have been recruited for territories geographically located to maximize both pickup and lane density. The Company's sales personnel have knowledge of the local market in which they operate and receive specialized training in order to learn the Jevic system, including the disciplined sales criteria used in the customer selection process. Many sales personnel work from their homes, which are typically located in the region of an existing or planned Company facility. The sales force is divided among three regions covering the Northeast, South/Southeast and Midwest. The Company's National Accounts Department coordinates the marketing efforts for customers with multiple shipping locations across the country.

     At December 31, 1997, the Company's customer base included over 8,000 active accounts. The Company transports general commodities, including chemical commodities used in manufacturing, petroleum, non-durable goods, paper products, rubber and plastics.

     In 1997, Jevic's largest 20, 10 and five customers accounted for approximately 24.4%, 18.4% and 13.0% of the Company's operating revenues, respectively. During the same year, the Company's largest customer accounted for approximately 4.3% of operating revenues. Because approximately 44% of the Company's revenues from its top 200 customers in 1997 had standard industrial classification codes in the chemicals industry, the Company believes that a significant amount of its business is generated from transporting chemicals, including various materials which are subject to environmental and safety regulations.

Regional Facility Operations

     Jevic currently operates through six regional facilities. The Company's principal regional facility and headquarters are located in metropolitan Philadelphia, and its other facilities are located in metropolitan Atlanta, Boston, Charlotte, Chicago and Houston. Jevic's regional facilities are strategically located to permit the Company to provide high quality service and minimize freight rehandling to reduce costs. The Company uses its regional facilities as origination points for initial consolidation of freight onto the trailer for delivery in-route to the customer. Jevic does not use regional facilities as breakbulk terminals. Over 70% of the Company's LTL tonnage is routed directly from the originating terminal to the customer's destination. The remaining freight is unloaded at a Company terminal for final local delivery to the destination, typically in a situation where a specific piece of equipment, such as a liftgate, is required in the unloading process but is not available on the trailer or where the customer requires a specific delivery time.

     Each regional facility is responsible for the pickup and delivery of freight for its own service area. Primary responsibility for customer service resides at the facility level. Facility employees trace freight movement between facilities on the Company's automated tracing system and respond to customer requests for delivery information. Jevic believes that its policy of maintaining primary accountability to customers at the facility level fosters better relationships, results in improved customer service and enhances its ability to meet customers' needs.

     Jevic's centralized Line-Haul Department is responsible for directing the system wide movement of revenue equipment from its origin to destination. The Company continuously monitors the usage and location of its revenue equipment and seeks to maximize utilization of all revenue equipment. Dispatchers are responsible for tracking all drivers and revenue equipment until trailers are emptied in order to assure timely delivery of shipments. Dispatchers then direct the reloading of the trailers for deliveries either in the same region or to another region serviced by the Company.

     On a daily basis, the Company's senior executives and facility management personnel review the prior day's freight shipment and activity reports to monitor the Company's performance. The daily freight shipment report identifies shippers, destinations, shipment size and shipment routing. The daily activity report includes data such as regional bill counts, driver and tractor availability, load counts, freight damage and loss and accidents. The Company uses scheduled runs, and schedules additional runs as necessary, to meet its delivery time schedules.

     The Company's growth plans include construction of new, substantially larger facilities in metropolitan Boston and Chicago and adding selected regional facilities in new regions when supported by customer demand.

Technology

     The Company believes that its use of proven technologies enhances the Company's efficiency and provides competitive service advantages. Through this technology, the Company provides better and more timely information to its customers, improves its operating efficiency and controls and more effectively leverages its resources.

     Satellite Communications. The Company has installed the QUALCOMM OmniTRACS satellite-based communications system ("OmniTRACS System") throughout its fleet. Although more common to the truckload segment, satellite-based communications systems are not used by most LTL carriers. Operating continuously, the OmniTRACS System assists the Company's dispatchers in load planning and enables them to monitor the movement of freight and simplifies the location of equipment. The OmniTRACS System also permits timely and efficient communication of critical operating data, such as shipment orders, loading instructions, routing, safety, maintenance, billing, tracing and delivery information. For example, dispatchers assign loads by entering the required information into the system. Drivers then access the previously-planned pickup from the system and acquire all the necessary customer, order and routing information through their on-board OmniTRACS display unit, thus eliminating waiting time and inefficient dependence on truckstop and roadside telephones. Before installation of the OmniTRACS system, Jevic typically lost one hour or more of productive time per driver per day while the driver stopped to wait for and use a telephone.

     Enterprise Wide Computing. The Company's NCR 3555 UNIX platform works in conjunction with a Novell/NT network consisting of over a dozen file servers, provides connectivity with all Company facilities and produces operational reports for all end users at the Company's headquarters. In 1998, the Company plans to add a Sequent NUMA-Q 2000 computer architecture in order to provide increased enterprise computing and additional disaster recovery capabilities. Relational database technology (RDBMS) is expected to be employed to provide flexibility and consistency of data. The Company is developing enhancements to its core transportation application with custom-designed software.

     Document Imaging. The Company uses an optical imaging system to scan documents such as bills of lading and delivery receipts onto compact disks. Images are available across all networks to reduce clerical and management time required to enter and retrieve information. This process enhances the availability and increases the utilization of data, especially that which pertains directly to customer service. The Company is currently adding additional storage and system functionality which will increase image retention, eliminate many manual duties and be expandable to meet future requirements.

     Bar Coding. In 1998, the Company plans to install a comprehensive freight locator and cross docking system. The bar coding system is designed to enhance the Company's freight tracking capability and reduce cargo claims and also to improve operational efficiency through the placement of a bar code on every shipment which is readable by drivers and facility personnel using a hand-held wireless scanner.

Drivers

     A key element contributing to the Company's growth has been its driver force. As a former driver, Harry Muhlschlegel, the Company's co-founder and Chief Executive Officer, has continually emphasized the importance of a stable, high quality driver force. The Company has implemented policies and programs to maintain a high level of driver quality and job satisfaction. In 1997, the average annual total wages paid to drivers who worked full time during the year was over $56,000, not including health insurance and other related benefits provided by the Company. Jevic's line-haul drivers are typically able to return home once a week and are provided with late model tractors with modern features to provide driver comfort. Although the industry experiences driver shortages from time to time, Jevic has been successful in maintaining an adequate number of qualified drivers. The Company's annual driver turnover rate was 18.0% in 1997. Among drivers who have worked for the Company for more than one year, the turnover rate through December 31, 1997 was 5.1%. As of December 31, 1997, 70% of the Company's drivers had worked for the Company for more than one year, and 59% of them had worked for the Company for more than two years.

     At December 31, 1997, Jevic employed 984 Company drivers. In addition, 123 owner-operator drivers provided services to the Company. The Company believes that its proven ability to recruit and retain dedicated, skilled drivers is a key factor in the Company's continued growth and success. The Company's recruiting and selection methods are designed to attract the best drivers, which contributes to customer satisfaction and reduced claims and insurance expense as a percentage of revenues. Using these methods, the Company has been able to more effectively recruit, hire and retain a reliable, stable driver workforce.

     Jevic's policy is to recruit drivers who reside along the Company's primary lanes of traffic, which enables them to return home more often and reduces the number of off-route miles. The Company hires drivers based upon driving records and experience, and requires all drivers to be no less than 25 years of age with at least three years of experience. New hires are required to undergo a two-week orientation program designed to introduce them to Jevic's operating strategy. The Company meets with new drivers within the first 90 days of employment and periodically thereafter to carefully evaluate performance, assist with compatibility with Jevic's operating structure and discuss any current concerns.

     The Company believes that its stringent selection criteria for drivers, and its initial and regular refresher training courses for drivers, have been an important factor in improving the Company's safety record. Drivers are eligible for bonuses ranging from $500 to $2,500 annually for safe and courteous driving, depending on seniority within the Company.

Owner-Operators

     In 1996, the Company initiated an owner-operator program. At December 31, 1997, the Company had contracts with 123 owner-operators which require the contractor to furnish a tractor and a driver exclusively to transport, load and unload goods carried by the Company. Owner-operators are subject to the same recruitment criteria as employee drivers and undergo the same orientation and training programs. The owner-operators are compensated at a contracted rate per mile and per pickup and delivery made in-route. The owner-operator program provides the Company with an alternative method of obtaining additional revenue equipment with no capital investment, improving return on assets. It also provides access to an additional pool of drivers in response to the intense industry competition for qualified drivers and, to a lesser degree, serves to reduce the Company's direct exposure to fuel price fluctuations. The Company intends to continue to increase its use of owner-operators.

Revenue Equipment and Maintenance

     At December 31, 1997, the Company operated 937 tractors, including 658 road and regional tractors and 279 local tractors. The Company's policy is to use new road tractors for up to 500,000 miles, after which they are generally traded in or sold. Based on current tractor mileage levels, this translates to approximately three years for tractors used in interregional operations and approximately five years for tractors used in regional or local operations. The major operating systems of the Company's tractors are covered by manufacturers' warranties for between 250,000 to 750,000 miles. Most of the Company's tractors are covered by agreements under which the Company has the right to resell the tractors to the vendor at a defined price. All owner-operators' tractors are required to pass DOT inspection before use in the Company's fleet.

     At December 31, 1997, the Company operated a fleet of 1,786 trailers, including 317 53-foot trailers, 1,317 48-foot trailers, and 152 28-foot "pup" trailers. Trailers are generally traded after 10 years. However, in furtherance of its program to add heated services capability to its trailer fleet on an accelerated schedule, in 1997 the Company traded in certain non-heated trailers which were less than 10 years old. At December 31, 1997, 53.1% of the Company's trailers were equipped with integrated heating capability.

     The Company has rigid specifications for all tractor and engine components and has selected, among others, Freightliner tractors and Cummins engines as its standard equipment. The Cummins electronic diesel engines control speed and decrease fuel consumption. All tractors have modern features designed to enhance performance and provide driver comfort.

     In order to enhance its Breakbulk-Free operating model, Jevic uses twin 28-foot trailers, or pups. The Company derives several advantages through the selective use of pup trailers. The use of twin pups permits more freight to be hauled with one tractor than could be hauled if one larger trailer were used. The pups are separated without rehandling of freight, and deliveries are made from the two pups to different destinations at the same time, providing a significant improvement in delivery times. Deliveries via pup trailers can effectively double the number of deliveries per day compared to a single 48-foot or 53-foot trailer. Jevic also uses pups to effect deliveries in regions where the delivery density is high enough to require it, but where pickup density has not developed to the point of opening a new regional facility to originate shipments out of the region.

     The Company believes that its heated service is better than that offered by other motor carriers in several respects. The Company's trailers have a permanently installed heating system integrated in an insulated trailer body. In addition, the Company's trailers are designed so that the air is heated and circulated inside the trailer by passing over a heat exchanger, with no exposure to any sparks or flame. This provides increased safety for both the driver and the cargo. In contrast, other companies which offer protective service alternatively may preheat the cargo and/or cover it with a blanket or place a portable heater in the trailer, which heats the cargo unevenly and ineffectively and does not provide the same safety features of the Company's heated trailers. In addition, competing carriers generally provide much more restrictive protective services, refusing to transport shipments requiring protection from freezing in extremely cold weather or over a weekend.

     The Company's primary maintenance facility is located near its New Jersey headquarters and main regional facility. In addition, routine and preventative maintenance checks and repairs on all revenue equipment are performed at all of the Company's regional facilities. Through regular maintenance of its revenue equipment, Jevic minimizes equipment downtime and enhances the equipment's operating performance.

Safety and Risk Management

     The Company is committed to a high degree of safety in all of its operations, and utilizes a self-directed, team approach to risk management, building in loss control at the earliest stages. Employees are provided with the equipment and training required to do their jobs safely and efficiently. Drivers are retrained for risk management on a periodic basis and are provided with cameras to film accident scenes as soon as an incident occurs.

     In 1997, insurance and claims as a percentage of operating revenues was 2.1%, which the Company believes is low in comparison to the trucking industry as a whole. This performance is the result of careful driver recruiting, extensive driver training and the emphasis on a safety-conscious culture throughout the Company.

     The Company is self-insured for cargo claims up to $5,000 per occurrence. The Company self-insures for bodily injury claims for up to $20,000 per occurrence. Since 1993 the Company has self-insured for workers' compensation claims of up to $250,000 per occurrence in order to capitalize on its favorable claims history. During the past four years the Company received only 11 claims exceeding $50,000, of which only two exceeded $100,000. This led to an increase in the Company's discount from standard insurance premium rates from 38% in 1992 to 81% in 1997.

Employees

     At December 31, 1997, the Company had 1,937 employees in the following categories:

              Category                                         No. of Employees
              --------                                         ----------------
    Drivers ....................................................     984
    Executive and Administrative ...............................     571
    Dockworkers ................................................     201
    Mechanics ..................................................      97
    Sales and Marketing ........................................      84

     None of Jevic's employees are represented by a collective bargaining unit. At December 31, 1997, the Company had 123 owner-operator drivers under contract in addition to its employee drivers, and employed 85 part-time employees. Management believes that relations with its employees and owner-operators are good.

     The Company's executive officers provide strategic direction and emphasize and monitor continuous operating improvement, allowing operating management to concentrate on producing and delivering competitive products and to respond quickly to market conditions.

Fuel Availability and Cost

     The motor carrier transportation industry is dependent upon the availability of diesel fuel. Increases in fuel prices or fuel taxes, shortages of fuel or rationing of petroleum products could have a material, adverse effect on the operations and profitability of the Company. As a result of its relationships with major fuel suppliers, the Company has not experienced difficulties in maintaining a consistent and ample supply of fuel, but fuel is one of the Company's most substantial operating expenses. In order to reduce the Company's vulnerability to rapid increases in the price of fuel, the Company enters into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices. The Company is a party to agreements with three fuel suppliers to purchase approximately 37% of its estimated fuel needs through December 1998 at fixed prices. Although these arrangements help reduce the Company's vulnerability to rapid increases in the price of fuel, the Company will not benefit from a decrease in the price of fuel to the extent of its commitment to purchase fuel under these contracts.

Competition

     The trucking portion of the transportation industry is highly competitive and fragmented. Jevic competes with regional, inter-regional and national LTL carriers of varying sizes and, to a lesser extent, with truckload carriers, air freight carriers and railroads, a number of which have greater financial resources, operate more revenue equipment and have larger freight capacity than the Company. Also, in certain regions, the Company faces competition from local carriers. The Company's principal competitors are Roadway Express, Inc., Yellow Corp., Consolidated Freightways Corp., Con-Way Transportation Services and Arkansas Best Corp.

     The Company believes that the principal competitive factors in its business are service, pricing and the availability and configuration of equipment that meets a variety of customers' needs. The Company also competes with other motor carriers for the services of drivers. The Company believes that it is able to compete effectively in its markets by providing consistently high quality and timely-service at competitive prices.

     The Company believes that there are substantial barriers to entry which restrict the ability of competitors to adopt a Breakbulk-Free operating model. Small LTL carriers typically lack the necessary critical mass, freight density and capital, while large LTL carriers typically have work rules and labor practices that lack the flexibility which a Breakbulk-Free system requires. Truckload carriers lack a system to accommodate both multiple pick-ups and multiple deliveries and would require a substantial capital investment to build the necessary terminals. Additionally, the Breakbulk-Free operating model requires high quality drivers and sophisticated operating systems and management, which the Company has developed internally over an extended period of years.

Regulation

     Interstate and intrastate motor carriage has been substantially deregulated as a result of the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, the Federal Aviation Administration Authorization Act of 1994 and the ICC Termination Act of 1995. Carriers can now readily enter the trucking industry and rates and services are largely free of regulatory controls. However, interstate motor carriers remain subject to certain regulatory controls imposed by agencies within the United States Department of Transportation ("DOT"), such as the Federal Highway Administration and the Surface Transportation Board.

     Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimension of equipment are also subject to federal and state regulations. Since 1989, DOT regulations have imposed mandatory drug testing of drivers, and more recent DOT regulations have imposed certain tests for alcohol levels in drivers and other safety personnel. To date, the DOT's national commercial driver's license and drug testing and alcohol testing requirements have not adversely affected the availability to the Company of qualified drivers.

     The Federal Aviation Administration Authorization Act of 1994, which became effective on January 1, 1995, essentially deregulated intrastate transportation by motor carriers. This Act prohibits individual states from regulating entry, pricing or service levels. However, the states retained the right to continue to require certification of carriers, but this certification is based only upon two primary fitness criteria: safety and insurance.

     The Company's operations are subject to various environmental laws and regulations dealing with, among other things, the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of stormwater and underground fuel storage tanks. All of the Company's drivers are trained in the handling and transportation of hazardous substances and are required to have a hazardous materials endorsement on their drivers license. The Company believes it is in compliance with applicable environmental laws and regulations.

     The transportation industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for and the costs of providing services to shippers. From time to time, various legislative proposals are introduced to increase federal, state, or local taxes, including taxes on motor fuels. The Company cannot predict whether, or in what form, any increase in such taxes applicable to the Company will be enacted.

Executive Officers of the Company

         The executive officers of the Company are:

       Name                  Age      Position
       ----                  ---      --------

Harry J. Muhlschlegel        51       Chairman of the Board and Chief Executive
                                      Officer

Karen B. Muhlschlegel        51       Vice President, Secretary and Director

Paul J. Karvois              43       President, Chief Operating Officer and
                                      Director

Brian J. Fitzpatrick         38       Senior Vice President and Chief  Financial
                                      Officer

William F. English           46       Senior Vice President - Operations

Joseph A. Librizzi           49       Senior Vice President - Marketing and
                                      Sales

     Harry J. Muhlschlegel has over 28 years of experience in the trucking industry. He co-founded Jevic along with his wife, Karen Muhlschlegel, in 1981 and has served as its Chairman of the Board and Chief Executive Officer since its inception. Until March 1997, he also served as the Company's President.

     Karen B. Muhlschlegel has over 28 years of experience in the trucking industry. She co-founded Jevic along with her husband, Harry Muhlschlegel, in 1981 and has served as a Vice President, Secretary and a director of the Company since its inception.

     Paul J. Karvois became Jevic's President and Chief Operating Officer in March 1997 and he was elected as a director in August 1997. He joined the Company in January 1992 as Director of Insurance. Later in 1992, he created the Company's risk management group and became Director of Risk Management. Mr. Karvois was promoted to the position of Senior Vice President - Marketing and Sales in December 1993. Prior to joining the Company, Mr. Karvois had 21 years of marketing, sales and operations experience in the trucking industry, serving in a variety of positions with truckload and LTL carriers.

     Brian J. Fitzpatrick joined Jevic in September 1993 as Senior Vice President - Finance in order to create the Company's financial and administrative division. He was elected to the office of Chief Financial Officer in February 1995, in which capacity he is additionally responsible for developing overall financial strategies for the Company. Prior to joining the Company, Mr. Fitzpatrick had 12 years of commercial banking experience.

     William F. English joined Jevic in August 1988 as Senior Vice President - Operations. Prior to joining the Company, Mr. English had 17 years of operations, financial and marketing experience in the transportation industry, including positions with national LTL and truckload carriers.

     Joseph A. Librizzi joined Jevic in April 1997 as Senior Vice President - Marketing and Sales. Prior to joining the Company, Mr. Librizzi had more than 26 years of experience in the transportation industry. From 1996 until he joined the Company, Mr. Librizzi served as a Vice President of G.O.D. responsible for new market development. From 1992 until 1996, he served as an officer of Carretta LTR, Inc., first as Vice President of LTL Sales and later as the company's President.

Item 2. Properties

     The Company owns its headquarters and main regional facility located in Delanco, New Jersey, near Philadelphia. The Company also owns its Houston regional facility and leases regional facilities in Atlanta, Charlotte, Chicago and New England. The Company is currently constructing new facilities in metropolitan Boston and Chicago which will replace its current leased facilities in those regions upon completion of construction, scheduled for the third quarter of 1998.

Owned Facilities

                                                                  Square Footage
                                                     ------------------------------------------
                                                                       Terminal
                                                               # of      and
                      Location                       Acres     Doors    Office      Maintenance
                      --------                       -----     -----   --------     -----------
600 Creek Road, Delanco, NJ (Phila. Metro).......    36.0       108     155,900        17,400
700 Creek Road, Delanco, NJ (Phila. Metro) (1)...    19.5        --      24,000            --
Charlotte........................................    11.7        47      34,750         6,400
Houston..........................................     6.5        44      15,870         3,920


Leased Facilities
                                                                  Square Footage
                                                     ------------------------------------------
                                                                       Terminal
                                                               # of       and                          Lease
                    Location                         Acres     Doors    Office      Maintenance      Expiration
                    --------                         -----     -----   --------     -----------      ----------
Atlanta..........................................    18.0        74      34,400         7,056        April 1999
Chicago..........................................    12.3        82      56,900        11,600        May 1999
New England-1....................................     4.1        22       8,700            --        Month to month
New England-2....................................      --        16       4,000            --        Month to month
Willingboro, NJ..................................     5.5        --          --        24,000        December 2013

----------
(1)  This facility is an office only.


Item 3. Legal Proceedings

     The Company is routinely a party to litigation incidental to its business, primarily involving claims for workers' compensation or for personal injury and property damage incurred in the transportation of freight. Management believes that the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations. The Company maintains insurance which covers liability amounts in excess of deductibles.


Item 4. Submission of Matters to a Vote of Security Holders

     By unanimous written consent of the Company's shareholders effective October 3, 1997, the Company's shareholders approved the restatement and amendment of the Company's Certificate of Incorporation to (i) increase the number of shares of authorized capital stock of the Company from 1,500 to 60,000,000, including 50,000 shares of Common Equity, divided into 40,000,000 shares of Common Stock and 10,000,000 shares of Class A Common Stock, and 10,000,000 shares of Preferred Stock, (ii) effect a 34,291-for-one split of the issued and outstanding shares of the Company's Common Stock and Class A Common Stock, (iii) further define the relative voting powers, preferences, limitations, restrictions and other special or relative rights of the Company's Common Stock and Class A Common Stock, (iv) provide for a classified Board of Directors consisting of a number of directors to be fixed from time to time by the Board, and, further, to provide that directs shall not be liable to the Company or its shareholders for damages under the circumstances set forth under the New Jersey Business Corporation Act, (v) provide that actions to be taken by the shareholders of the Company shall be taken only at an annual or special meeting or by unanimous written consent and (vi) provide that certain provisions of the Company's Restated Certificate of Incorporation may be amended only by a supermajority vote, unless approved in advance by the Company's Board of Directors. The Company's shareholders also approved the amendment and restatement of the Company's By-laws.

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


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company completed its initial public offering of common stock on October 7, 1997, and its common stock is traded on the Nasdaq National Market under the symbol "JEVC."

     The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Company's common stock, as reported on the Nasdaq National Market:

     Fiscal 1997                                          High           Low
     -----------                                          ----           ---

     Fourth Quarter (commencing October 7, 1997)(1)      $18 7/8       $15 3/8

----------
(1)  The date the Company's Common Stock commenced trading.


     As of March 19, 1998, there were 40 holders of record of the Company's common stock and an estimated number of beneficial owners of the common stock of approximately 1,600.

     The Company has not declared or paid any cash dividends or distributions on its capital stock. The Company currently intends to retain any future earnings to fund operations and the continued development of its business and, therefore, does not anticipate paying any cash dividends on its Common Equity in the foreseeable future. Payment of dividends on the Common Equity is restricted under the Company's bank credit facility. Future cash dividends, if any, will be determined by the Board of Directors, and will be based upon the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

Item 6. Selected Financial Data

     The following selected financial and operating data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.

                                                                              Year Ended December 31,
                                                           -----------------------------------------------------------
                                                             1997         1996         1995         1994         1993
                                                           --------     --------     --------     --------     -------
                                                           (In thousands, except per share and certain operating data)
INCOME STATEMENT DATA:
Operating revenues ....................................    $190,821     $154,799     $125,973     $119,299     $90,161
                                                           --------     --------     --------     --------     -------
Operating expenses:
     Salaries, wages and benefits .....................      95,739       81,215       67,541       58,276      46,429
     Supplies and other expenses ......................      35,983       32,824       30,290       30,553      25,065
     Purchased transportation .........................      18,913       10,761        5,608        4,019       2,480
     Depreciation and amortization ....................      11,465        8,732        6,445        4,395       3,249
     Operating taxes and licenses .....................       9,066        8,722        7,767        7,369       6,286
     Insurance and claims .............................       4,071        3,325        2,612        3,141       2,792
     (Gain) loss on sale of equipment .................         145         (170)        (340)        (191)       (164)
                                                           --------     --------     --------     --------     -------
                                                            175,382      145,409      119,923      107,562      86,137
                                                           --------     --------     --------     --------     -------
          Operating income ............................      15,439        9,390        6,050       11,737       4,024
Interest expense, net .................................       2,836        2,966        1,773        1,080       1,012
Other income, net .....................................        (401)        (200)        (153)        (106)       (144)
                                                           --------     --------     --------     --------     -------
Income before income taxes ............................      13,004        6,624        4,430       10,763       3,156
Income taxes (1) ......................................      10,586          429          191          351         323
                                                           --------     --------     --------     --------     -------
Net income (1) ........................................    $  2,418     $  6,195     $  4,239     $ 10,412     $ 2,833
                                                           ========     ========     ========     ========     =======
     Basic net income per share .......................    $   0.31     $   0.90     $   0.62     $   1.52     $  0.41
                                                           ========     ========     ========     ========     =======
     Diluted net income per share .....................    $   0.30     $   0.88     $   0.62     $   1.52     $  0.41
                                                           ========     ========     ========     ========     =======
Pro forma data (2):
     Income before income taxes .......................    $ 13,004
     Income taxes .....................................       5,202
                                                           --------
     Net income .......................................    $  7,802
                                                           ========
          Basic net income per share ..................    $   0.94
                                                           ========
          Diluted net income per share ................    $   0.92
                                                           ========

OPERATING DATA:
Total shipments (000s) ................................         685          586          453          370         269
Total miles (000s) ....................................      91,527       75,795       65,599       65,855      57,924
Average operating revenue:
     Per mile .........................................     $  2.08      $  2.04      $  1.92      $  1.81     $  1.56
     Per tractor per week .............................     $ 3,807      $ 3,764      $ 3,539      $ 3,553     $ 3,085
Number of tractors at end of year:
     Company ..........................................         937          776          740          685         626
     Owner-operator ...................................         123           63           --            --         --


                                                                                    December 31,
                                                            ----------------------------------------------------------
                                                             1997         1996         1995         1994        1993
                                                            -------      -------      -------      -------     -------
                                                                                   (In thousands)
BALANCE SHEET DATA:
Working capital (deficit) .............................     $13,852      $(5,917)     $(2,727)     $ 1,336     $  (188)
Property and equipment, net ...........................      77,894       58,967       46,958       31,204      20,541
Total assets ..........................................     113,368       82,355       66,427       49,037      32,943
Long-term debt, less current maturities ...............      15,679       28,855       25,734       14,554      11,965
Shareholders' equity ..................................      65,537       24,071       18,236       17,702       8,246

-------------
(1) Prior to the Company's initial public offering in October 1997, the Company was an S Corporation and, accordingly, was not subject to corporate income taxes, except for certain states during certain periods. In connection with the offering, the Company terminated its S Corporation status and recorded a one-time, income tax provision of $8,459,000 in the fourth quarter of 1997 related to the increase in the net deferred tax liability. See Note 7 of "Notes to Consolidated Financial Statements."

(2)  See Note 2 of "Notes to Consolidated Financial Statements."


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     Jevic was founded in 1981, after the deregulation of the trucking industry, and has developed an operating system which combines the high revenue yield characteristics of a typical LTL carrier with the operating flexibility and low fixed costs of a truckload carrier. Most other motor carriers have continued to specialize as either truckload, moving one shipment at a time, or as less-than-truckload, moving multiple small shipments through networks of up to 500 terminals.

     The Company's system uses a small number of regional facilities which serve as origination points for consolidation of both small and large shipments. The shipments are then loaded onto line-haul trailers in a sequence which permits direct unloading at each shipment's destination, eliminating the need to rehandle individual shipments at one or more breakbulk terminals. Management focuses on adjusting freight mix to maximize asset utilization. The Company maintains a high percentage of variable costs in order to minimize the impact of short term swings in demand.

     Because of the distinct nature of Jevic's operating system, the Company believes that profitability measures and expense ratios traditionally used to evaluate truckload or less-than-truckload carriers are not meaningful. Jevic's results of operations for the last three years were impacted by several factors. Jevic has been increasing the percentage of its shipments transported by owner-operators, who supply their own tractor and bear all associated expenses in return for a contracted rate. As a result, purchased transportation has increased as a percentage of operating revenues, offset by a reduction, as a percentage of operating revenues, in all other operating expense categories. A portion of the increase in owner-operator transportation results from the Company replacing high cost, outside line-haul purchased transportation with less costly owner-operators. Additionally, Jevic has shifted from a policy of leasing tractors to purchasing them. As a result, depreciation and interest expense has increased as a percentage of operating revenues while lease expense (included in supplies and other expenses) has decreased.

Results of Operations

     The following table sets forth for the periods indicated the percentage of operating revenues represented by certain items in the Company's consolidated statements of income:

                                                            Year Ended December 31,
                                                        -------------------------------
                                                         1997         1996         1995
                                                        -----        -----        -----
Operating revenues .............................        100.0%       100.0%       100.0%
                                                        -----        -----        -----
Operating expenses:
     Salaries, wages and benefits ..............         50.2         52.5         53.6
     Supplies and other expenses ...............         18.8         21.2         24.0
     Purchased transportation ..................          9.9          7.0          4.5
     Depreciation and amortization .............          6.0          5.6          5.1
     Operating taxes and licenses ..............          4.8          5.6          6.2
     Insurance and claims ......................          2.1          2.1          2.1
     (Gain) loss on sale of equipment ..........          0.1         (0.1)        (0.3)
                                                        -----        -----        -----
                                                         91.9         93.9         95.2
                                                        -----        -----        -----
     Operating income ..........................          8.1          6.1          4.8
     Interest expense, net .....................          1.5          1.9          1.4
     Other income, net .........................         (0.2)        (0.1)        (0.1)
                                                        -----        -----        -----
     Income before income taxes ................          6.8%         4.3%         6.8%
                                                        =====        =====        =====

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Operating Revenues. Operating revenues increased 23.3% in 1997 to $190.8 million from $154.8 million in 1996. The increase resulted primarily from a 16.9% increase in total shipments. An additional factor in the increase was the increase in average revenue per shipment, which resulted primarily from an increase in the average shipment size. The Company's average tractor fleet grew 21.9% in 1997 compared to 1996 and improved utilization led to a slight increase in revenue per tractor per week to $3,807 in 1997 from $3,764 in 1996.

     Operating Expenses. Operating expenses increased 20.6% to $175.4 million in 1997 from $145.4 million in 1996. Operating expenses as a percentage of operating revenues decreased to 91.9% in 1997 from 93.9% in 1996. This increase in operating expenses was primarily due to increased revenues, as the majority of the Company's operating expenses tend to be variable in nature. The percentage decrease was primarily the result of the Company's increased use of owner-operators in addition to increased tractor utilization.

     Salaries, wages and benefits increased 17.9% to $95.7 million in 1997 from $81.2 million in 1996. As a percentage of operating revenues, salaries, wages and benefits decreased to 50.2% in 1997 from 52.5% in 1996. This percentage decrease was primarily due to the Company's increased use of owner-operators in 1997.

     Supplies and other expenses, which primarily consist of operating leases, fuel, tolls, tires, parts and bad debt expense, increased 9.8% to $36.0 million in 1997 from $32.8 million in 1996. As a percentage of operating revenues, supplies and other expenses decreased to 18.8% in 1997 from 21.2% in 1996. This percentage decrease was due to the Company's continuing shift toward the purchase of revenue equipment rather than leasing such equipment under operating leases, the Company's increased use of owner-operators and decreased fuel prices in 1997.

     Purchased transportation increased 75.0% to $18.9 million in 1997 from $10.8 million in 1996. As a percentage of operating revenues, purchased transportation increased to 9.9% in 1997 from 7.0% in 1996. The increase was primarily due to the increased use of owner-operators to supplement the Company's fleet and as a substitute for higher cost, outside line-haul transportation. As a percentage of total purchased transportation expense, owner-operator expense increased to 60.4% in 1997 from 21.5% in 1996.

     Depreciation and amortization expense increased 32.2% to $11.5 million in 1997 from $8.7 million in 1996. As a percentage of operating revenues, depreciation and amortization increased to 6.0% in 1997 from 5.6% in 1996. The increase was primarily attributable to the Company's continuing shift toward the purchase of additional and replacement revenue equipment rather than leasing such equipment under operating leases.

     Operating taxes and licenses increased 4.6% to $9.1 million in 1997 from $8.7 million in 1996. As a percentage of operating revenues, operating taxes and licenses decreased to 4.8% in 1997 from 5.6% in 1996. This percentage decrease was primarily attributable the Company's increased use of owner-operators, who pay their own fuel taxes and licenses.

     Insurance and claims increased 24.2% to $4.1 million in 1997 from $3.3 million in 1996. As a percentage of operating revenues, insurance and claims remained flat at 2.1%.

     Interest Expenses. Interest expense decreased 6.7% to $2.8 million in 1997 from $3.0 million in 1996. As a percentage of operating revenues, interest expense decreased to 1.5% in 1997 from 1.9% in 1996. The decrease in interest expense was primarily attributable to the repayment of long-term debt with a portion of the proceeds of the Company's initial public offering.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Operating Revenues. Operating revenues increased 22.9% in 1996 to $154.8 million from $126.0 million in 1995. The increase resulted from a 29.4% growth in total shipments. The Company's average tractor fleet grew 15.6% in 1996, and improved utilization led to an increase in revenue per tractor per week of 6.4% in 1996 to $3,764 from $3,539 in 1995.

     Operating Expenses. Operating expenses increased 21.3% to $145.4 million in 1996 from $119.9 million in 1995. Operating expenses as a percentage of operating revenues decreased to 93.9% in 1996 from 95.2% in 1995. The increase in operating expenses is primarily due to increased revenues, as the majority of the Company's operating expenses are variable in nature. The percentage decrease was primarily the result of decreased equipment rent in 1996, partially offset by increased purchased transportation expense. Increased tractor utilization, which resulted in increased revenues per mile, also contributed to the overall decrease in operating ratio in 1996 compared to 1995.

     Salaries, wages and benefits increased 20.3% to $81.2 million in 1996 from $67.5 million in 1995. As a percentage of operating revenues, salaries, wages and benefits decreased to 52.5% in 1996 from 53.6% in 1995. This percentage decrease was primarily due to a decrease in medical insurance expense resulting from decreased claims and increased employee co-pay percentages. As a percentage of operating revenues, non-driver wages increased due to the addition of new staff and management positions in 1996. This increase was offset by a decrease in driver wages as a percentage of operating revenues, resulting from the use of owner-operators, which commenced in 1996.

     Supplies and other expenses increased 8.3% to $32.8 million in 1996 from $30.3 million in 1995. As a percentage of operating revenues, supplies and other expenses decreased to 21.2% in 1996 from 24.0% in 1995. This percentage decrease was primarily due to the Company's shift toward the purchase of revenue equipment financed with debt rather than leasing such equipment under operating leases, and, to a lesser extent, the Company's use of owner-operators in 1996. The decrease was partially offset by an increase in bad debt expense as a percent of operating revenues from 0.1% in 1995 to 0.4% in 1996. The bad debt expense recognized in 1995 was unusually low due to a higher rate of collection of past due accounts than the Company historically experienced.

     Purchased transportation increased 92.9% to $10.8 million in 1996 from $5.6 million in 1995. As a percentage of operating revenues, purchased transportation increased to 7.0% in 1996 from 4.5% in 1995. The increase was due to using more outside line-haul transportation and more local cartage transportation for fleet support in the Midwest. In addition, inefficiencies resulting from a difficult freight market and adverse weather conditions in early 1996 were only partially offset by the Company's decision to use owner-operators that year. As a percentage of total purchased transportation expense, owner-operator expense was 21.5% in 1996.

     Depreciation and amortization expense increased 35.9% to $8.7 million in 1996 from $6.4 million in 1995. As a percentage of operating revenues, depreciation and amortization expense increased to 5.6% in 1996 from 5.1% in 1995. The increase was primarily attributed to the Company's continuing shift toward the purchase of additional and replacement revenue equipment with debt financing rather than leasing such equipment under operating leases.

     Operating taxes and licenses increased 11.5% to $8.7 million in 1996 from $7.8 million in 1995. As a percentage of operating revenues, operating taxes and licenses decreased to 5.6% in 1996 from 6.2% in 1995. This percentage decrease was primarily attributed to the use of owner-operators in 1996.

     Insurance and claims increased 26.9% to $3.3 million in 1996 from $2.6 million in 1995. As a percentage of operating revenues, insurance and claims remained flat at 2.1%. Higher cargo losses due to the adverse weather conditions in early 1996 were partially offset by decreased insurance premiums later in 1996.

     Interest Expense. Interest expense increased 66.7% to $3.0 million in 1996 from $1.8 million in 1995. As a percentage of operating revenues, interest expense increased to 1.9% in 1996 from 1.4% in 1995. The increase was due to increased debt levels in 1996 resulting primarily from revenue equipment purchases being financed with debt rather than operating leases, partially offset by slightly lower average interest rates in 1996.

Liquidity and Capital Resources

     Historically, the Company's primary sources of liquidity have been funds provided by operations, capital and operating equipment leases and bank borrowings. The Company completed an initial public offering of its Common Stock effective October 7, 1997. The Company generated net proceeds of $52.1 million from the offering, the majority of which was used to repay long-term debt. Net cash provided by operating activities was approximately $18.4 million and $15.5 million in 1997 and 1996, respectively. The increase in net cash provided by operating activities is primarily attributable to an increase in deferred income taxes related to the one-time, non-cash provision, partially offset by increased accounts receivable, prepaid expenses, and decreased accounts payable.

     Capital expenditures, net of trade-in allowances, totaled approximately $31.6 million and $20.7 million during 1997 and 1996, respectively. The 1997 capital expenditures were comprised of $25.3 million of revenue equipment, $3.1 million of facilities and $3.2 million of other equipment. Of the $20.7 million of capital expenditures in 1996, $17.2 million represented revenue equipment, $1.5 million represented facilities and $2.0 million represented other equipment.

     The Company has budgeted for total capital expenditures of $38.0 million in 1998. This budget includes $10.8 million to purchase new tractors and $3.8 million to purchase new trailers. In addition, the Company plans to spend approximately $18.0 million on real estate projects in 1998. Projects for 1998 currently underway include the construction of regional facilities in metropolitan Boston and Chicago. The Company also plans to purchase $5.4 million of other equipment, primarily technology, during 1998. The Company's cash and cash equivalents, combined with cash flows from operations and bank borrowings, will provide the primary funding for the Company's planned capital expenditures.

     The Company generally purchases new line-haul tractors and replaces them after three years. Regional and local tractors are generally replaced after five years, depending on levels of use. The Company generated cash proceeds from sales of used tractors of $460,000 and $108,000 in 1997 and 1996, respectively. Most of the Company's tractors are covered by agreements under which the Company has the right to resell the tractors to the vendor at defined prices. There is no assurance that the Company will be able to generate consistent cash proceeds on sales of used tractors or obtain favorable trade-in terms in the future.

     Net cash provided by financing activities was approximately $17.6 million and $6.3 million in 1997 and 1996, respectively. The increase was primarily due to the $52.1 million of net offering proceeds, offset by repayments of long-term debt and distributions to S corporation shareholders. At December 31, 1997, total borrowings under long-term debt totaled $17.7 million, maturing through 2007, and obligations relating to operating leases totaled $10.1 million through 2013, of which $1.8 million related to a facility lease with the Company's founders.

     Net distributions to the Company's founders, primarily related to taxed but undistributed S Corporation earnings, were $12.7 million in 1997. The Board determined that these distributions were reasonable and appropriate in light of the shareholders' investment in and ownership risks associated with the Company prior to such distributions. In 1996, the shareholders made net contributions to the Company of $390,000, primarily related to the repayment of excess tax distributions made by the Company in 1995.

     Jevic is a party to a $25 million credit facility with CoreStates Bank, N.A. The credit facility includes a $7 million working capital revolving line of credit, with borrowings limited to 80% of the Company's eligible accounts receivable, as defined, and an $18 million term loan facility used to purchase or refinance revenue equipment. At December 31, 1997, there was $3.6 million outstanding under the term loan facility and $400,000 of outstanding standby letters of credit under the revolver. The term loans are secured by a first priority, perfected security interest in the revenue equipment purchased or refinanced. The rate of interest on both the term loans and the revolving credit loans is, at the Company's election, either the Bank's prime rate, a rate based on the London Interbank Offered Rate (LIBOR) or a fixed rate quoted by the Bank to Jevic on the date of a borrowing. The revolving line of credit expires in June 1999. Term loans outstanding under the facility vary as to their maturity (from five to eight years from the date of each loan) depending on the type of revenue equipment financed. The maturities of the Company's term loans range from September 2003 to May 2004. The credit facility contains covenants which restrict the Company's ability to make business acquisitions and pay dividends on its capital stock, including the Common Stock, among other things.

     On December 31, 1997, Jevic Transportation Services, Inc. ("JTS"), a freight brokerage company owned by the Muhlschlegels was merged into the Company. JTS had gross revenues of approximately $2.8 million and $1.2 million for 1997 and 1996, respectively, and a net loss of approximately $35,000 for 1997 and net income of approximately $34,000 for 1996. The Muhlschlegels received $125,000 from the Company in 1998 in exchange for their JTS stock in the merger, which is equal to their capital investment in JTS. The merger was accounted for as a combination of companies under common control.

     The Company believes that its cash and cash equivalents, funds generated from operations and available borrowings under its current or future credit facilities will be sufficient to fund the Company's activities at least through 1998.

     While the Company intends to selectively pursue acquisitions of companies that are complementary with its operations, the Company currently does not have any commitments or agreements for any business acquisition and is not in active negotiations regarding any such acquisition.

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

Year 2000 Costs

     Many computer systems were not designed to handle dates beyond the year 1999, and, therefore, computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is in the process of upgrading its primary computer platform in order to provide increased enterprise computing and additional disaster recovery capabilities. This new system will be Year 2000 compliant. Management is in the process of determining whether all of the Company's other computer systems are Year 2000 compliant. Management does not expect the costs associated with any required conversions of such other systems to ensure Year 2000 compliance to be significant. In the event that any of the Company's significant vendors or customers do not successfully achieve Year 2000 compliance on a timely basis, the Company's business or operations could be adversely affected.

Item 8. Financial Statements

     The Company's consolidated financial statements appear at pages F-1 through F-14, as set forth in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     Information concerning directors, appearing under the caption "Election of Directors" in the Company's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders scheduled to be held on May 15, 1998, information concerning executive officers, appearing under the caption "Item 1. Business Executive Officers of the Company" in Part I of this Form 10-K, and information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated herein by reference in response to this
Item 10.

Item 11. Executive Compensation

     The information contained in the section titled "Executive Compensation" in the Proxy Statement, with respect to executive compensation, and the information contained in the section entitled "Director Compensation" with respect to director compensation, are incorporated herein by reference in response to this
Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information contained in the section titled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.

Item 13. Certain Relationships and Related Transactions

     The information contained in the section titled "Certain Relationships and Transactions" of the Proxy Statement, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this
Item 13.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K

     (a) (1) Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K, commencing on page F-1.

     (2) Schedules

The following consolidated financial statement schedule of the Company is filed as part of this Form 10-K on page F-15:

         Schedule II - Valuation and Qualifying Accounts

     (3) Exhibits

Exhibit No.                                Description
-----------                                -----------

* 3.1 Articles of Incorporation of the Company (Exhibit 3.1 to the Company's Form S-1 Registration Statement, No. 333-33469 (the "1997 Registration Statement")).

* 3.2        By-laws of the Company (Exhibit 3.2 to the 1997 Registration
             Statement).

 +10.1       1997 Incentive Plan.

+*10.2       1994 Stock Option Plan (Exhibit 10.2 to the 1997 Registration
             Statement).

  10.3       Employee Stock Purchase Plan.

+*10.4 401(k) Profit Sharing Plan (Exhibit 10.4 to the 1997 Registration Statement).

  10.5       Supplemental Executive Retirement Plan.

 *10.6 Promissory Note, dated April 14, 1997, made by Karen B. Muhlschlegel, as Trustee of the Karen B. Muhlschlegel 1996 Grantor Annuity Trust, in favor of the Company in the principal amount of $218,772 (Exhibit 10.8 to the 1997 Registration Statement).

 *10.7 Promissory Note, dated April 14, 1997, made by Harry J. Muhlschlegel, as Trustee of the Harry J. Muhlschlegel 1996 Grantor Annuity Trust, in favor of the Company in the principal amount of $219,293 (Exhibit 10.9 to the 1997 Registration Statement).

 *10.8 Lease Agreement made and entered into as of April 12, 1995 among Harry J. Muhlschlegel and Karen Muhlschlegel and the Company (Exhibit 10.10 to the 1997 Registration Statement).

  10.9 Amendment to Lease Agreement made and entered into as of September 15, 1997 among Harry J. Muhlschlegel and Karen Muhlschlegel and the Company.

  10.10 Real Estate Sale Agreement made and entered into as of November 7, 1997 among Harry J. Muhlschlegel and Karen Muhlschlegel and the Company.

 *10.11 Lease Agreement between James F. Lomma, as Landlord, and the Company, as Tenant, dated June 1, 1995, as amended (Exhibit 10.12 to the 1997 Registration Statement).

 *10.12 Commercial Lease Agreement made and effective March 1, 1997 by and between 864 Realty Trust and the Company (Exhibit 10.13 to the 1997 Registration Statement).

 *10.13 Lease Agreement made and entered into the 7th day of March, 1996 by and between Little Brownie Properties Inc. and the Company (Exhibit
             10.14 to the 1997 Registration Statement).

 *10.14 Agreement of Lease made and entered into between Dongary Investments, Ltd. and the Company dated March 31, 1994 (Exhibit
             10.15 to the 1997 Registration Statement).

 *10.15 Credit Agreement, dated June 28, 1996, between the Company and CoreStates Bank, N.A. (Exhibit 10.16 to the 1997 Registration Statement).

 *10.16 Security Agreement, dated as of June 28, 1996, by and between the Company and CoreStates Bank, N.A. (Exhibit 10.17 to the 1997 Registration Statement).

 *10.17 Promissory Note, dated October 31, 1995, made by the Company in favor of MetLife Capital Financial Corporation (Exhibit 10.18 to the 1997 Registration Statement).

 *10.18 Mortgage Security Agreement, Assignment of Leases and Rents and Fixture Filing, made as of October 31, 1995, by the Company in favor of MetLife Capital Financial Corporation (Exhibit 10.19 to the 1997 Registration Statement).

 *10.19 Tax Indemnity Agreement (Exhibit 10.20 to the 1997 Registration Statement).

 *10.20 Administrative Services Agreement, dated as of January 1, 1996 between the Company and Jevic Transportation Systems, Inc. (Exhibit
             10.21 to the 1997 Registration Statement).

  21         Subsidiaries of Registrant.

  23         Consent of Arthur Andersen LLP.

  27         Financial Data Schedule.

----------
*    Incorporated by reference.

+    Management contract or compensatory plan or arrangement.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                         PAGE
                                                                         ----

Report of Independent Public Accountants................................. F-2

Consolidated Balance Sheets.............................................. F-3

Consolidated Statements of Income........................................ F-4

Consolidated Statements of Shareholders' Equity.......................... F-5

Consolidated Statements of Cash Flows.................................... F-6

Notes to Consolidated Financial Statements............................... F-7

Consolidated Financial Statement Schedule:

      II. Valuation and Qualifying Accounts.............................. F-15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Jevic Transportation, Inc.:

We have audited the accompanying consolidated balance sheets of Jevic Transportation, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jevic Transportation, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Philadelphia, PA.
February 9, 1998

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except for share amounts)

                                                                    DECEMBER 31,
                                                               ----------------------
                                                                  1997        1996
                                                               ---------    ---------
                               ASSETS

CURRENT ASSETS:

   Cash and cash equivalents ...............................   $   7,185    $   2,403
   Accounts receivable, less allowance for doubtful
       accounts of $1,527 and $999, respectively ...........      21,792       17,123
   Prepaid expenses and other ..............................       3,172        2,335
   Deferred income taxes ...................................       1,862          174
                                                               ---------    ---------
       Total current assets ................................      34,011       22,035
PROPERTY AND EQUIPMENT, net ................................      77,894       58,967
OTHER ASSETS ...............................................       1,463        1,353
                                                               ---------    ---------
                                                               $ 113,368    $  82,355
                                                               =========    =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

   Current portion of long-term debt .......................   $   1,976    $   9,422
   Current portion of capital lease obligations ............          --        1,260
   Accounts payable ........................................       6,313        7,365
   Accrued salaries, wages and benefits ....................       2,178        2,226
   Other accrued expenses ..................................       3,375        2,995
   Claims and insurance reserves ...........................       3,917        3,385
   Accrued income taxes ....................................         648           54
   Deferred freight revenues ...............................       1,752        1,245
                                                               ---------    ---------
       Total current liabilities ...........................      20,159       27,952
                                                               ---------    ---------
LONG-TERM DEBT .............................................      15,679       28,855
                                                               ---------    ---------
DEFERRED INCOME TAXES ......................................      11,782          984
                                                               ---------    ---------
OTHER LIABILITIES ..........................................         211          493
                                                               ---------    ---------
COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:

   Preferred Stock, no par value, 10,000,000 shares
       authorized; none issued and outstanding .............          --           --
   Common Stock, no par value, 40,000,000 shares
       authorized; 4,918,656 issued and outstanding in 1997           --           --
   Class A Common Stock, no par value, 10,000,000 shares
       authorized; 5,739,544 and 6,858,200 shares issued and
       outstanding, respectively ...........................          --           --
   Additional paid-in capital ..............................      71,816        1,128
   Retained earnings (accumulated deficit) .................      (6,279)      22,943
                                                               ---------    ---------
       Total shareholders' equity ..........................      65,537       24,071
                                                               ---------    ---------
                                                               $ 113,368    $  82,355
                                                               =========    =========

The accompanying notes are an integral part of these statements.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                          1997         1996        1995
                                                                       ---------    ---------    ---------

OPERATING REVENUES .................................................   $ 190,821    $ 154,799    $ 125,973
                                                                       ---------    ---------    ---------

OPERATING EXPENSES:

   Salaries, wages and benefits ....................................      95,739       81,215       67,541
   Supplies and other expenses .....................................      35,983       32,824       30,290
   Purchased transportation ........................................      18,913       10,761        5,608
   Depreciation and amortization ...................................      11,465        8,732        6,445
   Operating taxes and licenses ....................................       9,066        8,722        7,767
   Insurance and claims ............................................       4,071        3,325        2,612
   (Gain) loss on sales of equipment ...............................         145         (170)        (340)
                                                                       ---------    ---------    ---------
                                                                         175,382      145,409      119,923
                                                                       ---------    ---------    ---------
         Operating income ..........................................      15,439        9,390        6,050
INTEREST EXPENSE, net ..............................................       2,836        2,966        1,773
OTHER, net .........................................................        (401)        (200)        (153)
                                                                       ---------    ---------    ---------

         Income before income taxes ................................      13,004        6,624        4,430
INCOME TAXES .......................................................      10,586          429          191
                                                                       ---------    ---------    ---------
NET INCOME .........................................................   $   2,418    $   6,195    $   4,239
                                                                       =========    =========    =========

Basic net income per share .........................................   $    0.31    $    0.90    $    0.62
                                                                       =========    =========    =========
Diluted net income per share .......................................   $    0.30    $    0.88    $    0.62
                                                                       =========    =========    =========


PRO FORMA DATA (UNAUDITED) (Note 2):

   Income before income taxes ......................................   $  13,004
   Pro forma income taxes...........................................       5,202
                                                                       ---------
   Pro forma net income.............................................   $   7,802
                                                                       =========
   Pro forma basic net income per share ............................   $    0.94
                                                                       =========
   Pro forma diluted net income per share ..........................   $    0.92
                                                                       =========



The accompanying notes are an integral part of these statements.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (in thousands, except for share amounts)

                                                                                                           RETAINED
                                                                NUMBER OF SHARES                           EARNINGS
                                                           ------------------------
                                                            CLASS A                       ADDITIONAL     (ACCUMULATED
                                                            COMMON         COMMON      PAID-IN CAPITAL     DEFICIT)         TOTAL
                                                           ---------     ----------    ---------------   ------------    ----------
Balance, December 31, 1994 ............................    6,858,200             --      $    1,014       $   16,688     $   17,702

   Net income .........................................           --             --              --            4,239          4,239
   Deemed dividend to shareholders on purchase
     of facility.......................................           --             --              --             (681)          (681)
   Net distributions to shareholders ..................           --             --              --           (3,024)        (3,024)
                                                          ----------     ----------      ----------       ----------     ----------

Balance, December 31, 1995 ............................    6,858,200             --           1,014           17,222         18,236
   Net income .........................................           --             --              --            6,195          6,195
   Contribution of capital ............................           --             --             114               --            114
   Net distributions to shareholders ..................           --             --              --             (474)          (474)
                                                          ----------     ----------      ----------       ----------     ----------

Balance, December 31, 1996 ............................    6,858,200             --           1,128           22,943         24,071
   Net income .........................................           --             --              --            2,418          2,418
   Conversion of Class A Common Stock to
     Common Stock .....................................   (1,118,656)     1,118,656              --               --             --
   Net proceeds from issuance of Common Stock .........           --      3,800,000          52,109               --         52,109
   Termination of S corporation status ................           --             --          18,579          (18,579)            --
   Deemed dividend to shareholders on purchase
     of facility ......................................           --             --              --             (406)          (406)
   Net distributions to S Corporation
     shareholders .....................................           --             --              --          (12,655)       (12,655)
                                                          ----------     ----------      ----------       ----------     ----------

Balance, December 31, 1997 ............................    5,739,544      4,918,656      $   71,816       $   (6,279)    $   65,537
                                                          ==========     ==========      ==========       ==========     ==========


The accompanying notes are an integral part of these statements ...

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                  1997       1996          1995
                                                                --------   --------      --------
OPERATING ACTIVITIES:

   Net income...............................................    $  2,418   $  6,195      $  4,239
   Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization......................      11,465      8,732         6,445
         (Gain) loss on sales of equipment..................         145       (170)         (340)
         Provision for doubtful accounts....................         937        629            84
         Deferred income tax provision......................       9,359        224           185
         Changes in operating assets and liabilities --
             Increase in accounts receivable................      (5,260)    (3,272)       (1,735)
             (Increase) decrease in prepaid
                expenses and other..........................        (837)       245          (454)
             Increase in other assets.......................        (109)      (934)         (221)
             Increase (decrease) in accounts
                payable.....................................      (1,389)       721         1,749
             Increase (decrease) in accrued salaries, wages
                and benefits................................         (55)       761           349
             Increase in other accrued expenses............           91      1,667           594
             Increase in claims and insurance
                reserves....................................         532        619           878
             Increase (decrease) in accrued income
                taxes.......................................         594         54          (138)
             Increase in deferred freight
                revenues....................................         507         25           180
                                                                --------   --------      --------

                Net cash provided by operating
                   activities...............................      18,398     15,496        11,815
                                                                --------   --------      --------

INVESTING ACTIVITIES:

   Proceeds from sales of equipment.........................         460        108           742
   Purchases of property and equipment......................     (31,649)   (20,679)      (17,740)
                                                                --------   --------      --------

                Net cash used in investing
                   activities...............................     (31,189)   (20,571)      (16,998)
                                                                --------   --------      --------

FINANCING ACTIVITIES:

   Payments of long-term debt...............................     (36,160)    (9,210)       (6,430)
   Proceeds from issuance of long-term debt.................      15,539     16,110        14,687
   Proceeds from issuance of capital stock..................      52,109         --            --
   Payments of capital lease obligations....................      (1,260)      (958)         (753)
   Net contributions from (distributions to)
       shareholders.........................................     (12,655)       390        (3,774)
                                                                --------   --------      --------

                Net cash provided by financing
                   activities...............................      17,573      6,332         3,730
                                                                --------   --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS..............................................       4,782      1,257        (1,453)
CASH AND CASH EQUIVALENTS, BEGINNING OF
   YEAR.....................................................       2,403      1,146         2,599
                                                                --------   --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR......................    $  7,185   $  2,403      $  1,146
                                                                ========   ========      ========

The accompanying notes are an integral part of these statements.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Jevic Transportation, Inc. (the "Company") is a motor carrier engaged in interregional and regional transportation of general commodity freight in the United States. The Company completed an initial public offering of its Common Stock effective October 7, 1997. The Company sold 3,800,000 shares in the offering, generating net proceeds of approximately $52,109,000.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred. Gain or loss on retirement or disposal of assets is included in income. For like-kind exchanges, any excess of the trade-in allowance over the net book value of the traded asset is deferred in the basis of the new asset.

Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Revenue equipment                                3 to 10 years  (10% to 20% salvage value)
Furniture and fixtures and other equipment       5 to 10 years
Building and improvements                        20 to 35 years
Leasehold improvements                           lease term


TIRES

The cost of original tires on revenue equipment is included in and depreciated as part of the total revenue equipment cost. Replacement tires are charged to expense when placed in service.

OTHER ASSETS

At December 31, 1997 and 1996, other assets include $678,000 and $507,000, respectively, of cash surrender value related primarily to a $3,000,000 life insurance policy on the Company's Chief Executive Officer, net of loans of $121,000.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Emerging Issues Task Force of the Financial Accounting Standards Board Issue 91-9, "Revenue and Expense Recognition in Freight Services in Process." Although the Company moves freight under contractual arrangements with its shippers, revenue is recognized on the delivery date and billing generally occurs on the pick-up date. At December 31, 1997 and 1996, the Company had deferred freight revenues of $1,752,000 and $1,245,000, respectively.

CLAIMS AND INSURANCE RESERVES

Claims and insurance reserves reflect the estimated cost of claims for cargo loss and damage, bodily injury and property damage, collision, workers' compensation and group health (see Note 11). The related costs are charged to insurance and claims expense except for workers' compensation and group health, which are charged to salaries, wages and benefits.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be recovered or settled. The Company accounts for certain income and expense items for financial reporting purposes differently than for income tax purposes. The principal differences relate to the use of accelerated tax depreciation for income tax purposes and certain financial statement reserves that are not currently deductible for income tax purposes.

The Company was subject to taxation under Subchapter "S" of the Internal Revenue Code from 1990 until the termination of its S Corporation status concurrent with its initial public offering. Accordingly, prior to the offering, no provision was made for federal or certain state income taxes and the Company's shareholders were taxed directly on their proportionate share of the Company's taxable income. In connection with the offering, the Company terminated its S Corporation status and is subject to federal and state income taxes. The Company recorded a one-time non-cash charge of $8,459,000 for the increase in the Company's net deferred tax liability resulting from the S Corporation termination (see Note 7).

NET INCOME PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement established new standards for computing and presenting earnings per share and requires the restatement of prior year amounts. The Company adopted SFAS No. 128 effective December 31, 1997.

Basic net income per share is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents, which consist of stock options, using the treasury stock method. The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

                                                                    Year Ended December 31,
                            -----------------------------------------------------------------------------------------------------
                                        1997                                 1996                               1995
                            -------------------------------    --------------------------------   -------------------------------
                                                    Per                                  Per                               Per
                              Net                  Share         Net                    Share        Net                  Share
                            Income     Shares      Amount       Income      Shares      Amount     Income      Shares     Amount
                            -------    ------     --------     -------     -------     -------     -------    -------    --------

Basic net income per share  $ 2,418     7,754     $  0.31      $ 6,195       6,858     $  0.90     $ 4,239      6,858    $   0.62
Effect of dilutive
 securities                      --       193       (0.01)          --         143       (0.02)         --         --          --
                            -------    ------     -------      -------     -------     -------     -------    -------    --------
Diluted net income per
 share                      $ 2,418     7,947     $  0.30      $ 6,195       7,001     $  0.88     $ 4,239      6,858    $   0.62
                            =======    ======     =======      =======     =======     =======     =======    =======    ========

The Company's weighted average shares of Common Stock outstanding include Class A Common Stock for all periods presented and Common Stock from the effective date of the Company's initial public offering.

For the year ended December 31, 1995, 685,820 Common Stock options were excluded from the diluted computation because they were not dilutive.

NEW ACCOUNTING PRONOUNCEMENT

In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will not have an effect on the Company's financial reporting.

SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 1997, 1996 and 1995, the Company paid interest of $3,291,000, $3,120,000 and $1,886,000, respectively, and income taxes of $726,000, $234,000 and $425,000, respectively.

In March 1995 and November 1997, the Company purchased operating facilities from its shareholders (see Note 10). In December 1995, the Company recorded a receivable of $750,000 from its shareholders related to income taxes, which was repaid in 1996 (see Note 10).

The Company accounts for equipment purchases that involve trade-ins as like-kind exchanges. Accordingly, for the year ended December 31, 1997 and 1996, purchases of property and equipment are presented net of trade-in allowances of $3,904,000 and $7,188,000, respectively.

2. PRO FORMA DATA (UNAUDITED)

Immediately preceding the Company's initial public offering, the Company terminated its status as an S Corporation and became subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statement of income for the year ended December 31, 1997 includes a pro forma adjustment to reflect the income taxes that would have been recorded had the Company been a C Corporation for the entire year, based on the tax laws in effect during the period. Pro forma income taxes do not include the one-time income tax provision of $8,459,000 related to the recognition of an increase in the net deferred tax liability that was recorded by the Company upon terminating its S Corporation status.

Pro forma basic and diluted net income per share is computed in accordance with SFAS No. 128 (see Note 1) after giving effect to the weighted average number of shares that would be required to be sold at the initial public offering price of $15.00 per share, less underwriting discounts and commissions and estimated offering expenses to fund the $10,000,000 of estimated S Corporation distributions in October 1997.

3. RISKS AND UNCERTAINTIES

The Company's operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, general economic factors, availability of employee drivers and owner-operators, capital requirements, competition, unionization, fuel, seasonality, claims and insurance costs, difficulty in managing growth, regulation, environmental hazards and dependence on key personnel.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other securities to support customer receivables. A significant portion of the Company's operating revenues is derived from sales to customers in the chemical industry, and the majority of the Company's operating revenues are derived from sales to customers located in the Northeast. However, no single customer accounts for more than 10% of the Company's operating revenues.

4. PROPERTY AND EQUIPMENT

                                                             DECEMBER 31,
                                                       -----------------------
                                                         1997           1996
                                                       --------       --------
                                                           (in thousands)

Revenue equipment..................................... $ 81,107        $60,214
Furniture and fixtures and other equipment............   12,125          9,689
Land, building and improvements.......................   13,294          9,001
Leasehold improvements................................      785          2,531
Construction in progress..............................      411            104
                                                       --------        -------
                                                        107,722         81,539
Less - Accumulated depreciation and amortization......  (29,828)       (22,572)
                                                       --------        -------
                                                       $ 77,894        $58,967
                                                       ========        =======

At December 31, 1996, total property and equipment under capital leases was $4,122,000, with accumulated amortization of $2,639,000.

5. LINE OF CREDIT

The Company has a $7,000,000 unsecured revolving line of credit with a bank. Each draw on the line bears interest at a fixed rate, as defined, or at a rate based on prime or LIBOR, as selected by the Company. Interest on the line is payable monthly, and the line extends through June 1999. There were no borrowings on the line during 1997 and 1996. At December 31, 1997, $6,600,000 was available under the line as $400,000 in stand-by letters of credit were outstanding. In addition, the Company has $575,000 of stand-by letters of credit outstanding with another bank.

The line is cross-defaulted with certain long-term debt and the equipment line (see Note 6). The corresponding loan agreement requires the Company to maintain certain financial and nonfinancial covenants, as defined, the most restrictive of which limits the payment of dividends to 50% of the Company's net income, as defined.

6. LONG-TERM DEBT

                                                                                           DECEMBER 31,
                                                                                      ----------------------
                                                                                       1997            1996
                                                                                      -------        -------
                                                                                         (in thousands)

Various installment notes, monthly principal payments plus interest at rates ranging from 6.2% to 8.0%, collateralized by revenue and other equipment,
   due through June 2007........................................................      $ 8,627        $25,090

Term notes with bank, monthly principal payments plus interest at rates ranging from 7.9% to 8.1%, collateralized by revenue equipment, due through May
    2004........................................................................        3,602          7,685
Mortgage note, monthly payments of principal and interest of
   $45,000, final balloon payment of $4,628,000 due October
   2005, interest at 8.4%, collateralized by facility...........................        5,426          5,502
                                                                                      -------        -------
                                                                                       17,655         38,277
Less - Current portion..........................................................       (1,976)        (9,422)
                                                                                      -------        -------
                                                                                      $15,679        $28,855
                                                                                      =======        =======

Aggregate maturities of long-term debt at December 31, 1997, are as follows:

    1998.....................................................................................        $ 1,976
    1999.....................................................................................          1,928
    2000.....................................................................................          1,976
    2001.....................................................................................          2,056
    2002.....................................................................................          1,470
    Thereafter...............................................................................          8,249
                                                                                                     -------
                                                                                                     $17,655
                                                                                                     =======

The Company has an $18,000,000 equipment line with a bank for purchases of revenue equipment. Upon the funding of the equipment purchases, the related borrowings under the line are converted to a term note bearing interest at a fixed rate, as defined, or at a rate based on prime or LIBOR, as selected by the Company. At December 31, 1997, $14,398,000 was available under the equipment line. The equipment line and certain term notes are cross-defaulted with the revolving line of credit (see Note 5).

7. INCOME TAXES

The components of the income tax provision are as follows (in thousands):

                                                                  Year Ended December 31,
                                                   ------------------------------------------------------
                                                         1997               1996               1995
                                                   ----------------   ----------------   ----------------
       Current:
         Federal                                   $            767   $             --    $            --
         State and local                                        460                205                  6
                                                   ----------------   ----------------   ----------------

                                                              1,227                205                  6
       Deferred                                                 900                224                185
       Change in tax status                                   8,459                 --                 --
                                                   ----------------   ----------------   ----------------
                                                   $         10,586   $            429   $            191
                                                   ================   ================   ================

The provision for income taxes for the year ended December 31, 1997, consists of federal and state income taxes subsequent to the Company's initial public offering, certain state income taxes prior to the offering and a one-time tax provision of $8,459,000 related to the recognition of the increase in the net deferred tax liability recorded by the Company upon terminating its S Corporation status. For the years ended December 31, 1996 and 1995, the provision for income taxes consisted of certain state and local income taxes.

The statement of income for the year ended December 31, 1997 includes a pro forma adjustment for the income taxes which would have been recorded if the Company had been a C Corporation for the entire period, based on tax laws in effect during the respective period. The reconciliation of the federal statutory income tax rate and the pro forma effective income tax rate is as follows for the year ended December 31, 1997:

       Federal statutory rate                                            35.0%
       State and local income taxes, net of federal benefit               3.1%
       Other                                                              1.9%
                                                                   ----------
                                                                         40.0%
                                                                   ==========

The tax effect of temporary differences that give rise to deferred income taxes at December 31, 1997 are as follows (in thousands):

       Insurance reserves                                          $    1,442
       Allowance for bad debts                                            590
       Other accruals and reserves                                        130
       Property and equipment                                         (11,782)
       Prepaid expenses                                                  (300)
                                                                   ----------
                                                                   $   (9,920)
                                                                   ==========

8. EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution 401(k) profit-sharing plan for all eligible employees. Employer contributions to the plan are based on matching employee contributions and an annual discretionary contribution determined by the shareholders. The Company's total contributions for the years ended December 31, 1997, 1996 and 1995, were $650,000, $551,000 and $443,000, respectively.

On January 1, 1998, the Company adopted an employee stock purchase plan under the provisions of Section 423 of the Internal Revenue Code. The plan provides eligible employees of the Company with an opportunity to purchase shares of the Company's Common Stock at 85% of fair market value, as defined. The Company has reserved 300,000 shares of Common Stock for issuance pursuant to this plan.

9. STOCK OPTION PLANS

In 1994, the Company adopted the 1994 Stock Option Plan (the "Option Plan") that permits the grant of options to purchase shares of the Company's Common Stock. The Option Plan allows the granting of incentive and nonqualified stock options to employees, directors and consultants at exercise prices not less than the fair market value of the Company's Common Stock on the date of grant. The option grants and related vesting periods are determined by the Board of Directors.

In December 1994, the Company granted options to purchase 685,820 shares of Common Stock to key employees, under the Option Plan, at an exercise price of $8.49 per share, representing fair market value on the grant date, as determined by the Board of Directors. The options originally vested in December 2004. In connection with the Company's initial public offering, the vesting was accelerated to a five-year period commencing on October 7, 1997. No additional options were granted under this plan, nor were any options exercised or canceled. As of December 31, 1997, no options were exercisable and no additional shares were available for future grant under the Option Plan.

In 1997, the Company adopted the 1997 Incentive Plan (the "Incentive Plan") that permits the grant of options to purchase a total of 1,500,000 shares of the Company's Common Stock. The Incentive Plan allows the granting of incentive and nonqualified stock options to employees, directors and consultants at terms determined by the Board of Directors. Concurrent with the Company's initial public offering, the Company granted options to purchase 735,300 shares of Common Stock at $15 per share. These options vest ratably over a 5-year period. At December 31, 1997, 733,800 options granted under the Incentive Plan were outstanding as 1,500 were canceled due to employee termination. At December 31, 1997, no options were exercisable and an additional 766,200 options were available for future grant under the Incentive Plan.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees," and the related interpretations in accounting for its stock options plans. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                                             Year Ended December 31,
                                                   ------------------------------------------
                                                       1997            1996           1995
                                                   -----------     -----------     ----------
                                                      (in thousands, except per share data)

       Net income:
                As reported                        $     2,418     $     6,195     $    4,239
                Pro forma                                2,228           6,195          4,239

       Basic income per share:
                As reported                               0.31            0.90           0.62
                Pro forma                                 0.29            0.90           0.62

       Diluted income per share:
                As reported                               0.30            0.88           0.62
                Pro forma                                 0.28            0.88           0.62

The fair value of the options granted is estimated using the Black-Scholes option pricing model with the following assumptions; dividend yield of 0.0%, volatility of 40% subsequent to the initial public offering, risk-free interest rate of 6.015%, and an expected life of 7 years. The pro forma amounts are not representative of the pro forma effect in future years because pro forma compensation expense does not consider option grants made prior to 1995 and the Company anticipates future grants.

10. RELATED-PARTY TRANSACTIONS

Through March 1995, the Company leased an operating facility from its shareholders for $38,080 per month. Effective March 31, 1995, the Company purchased this facility from its shareholders for $5,542,000. The Company assumed the shareholders' mortgage debt of $4,402,000 and issued a note to its shareholders for $1,140,000 in consideration for the facility. As required by generally accepted accounting principles, the Company recorded the purchased facility at the shareholders' historical carrying value as of the purchase date, with the excess consideration of $681,000 recorded as a dividend. The Company continued to lease two facilities from its shareholders (see Note 11). In November 1997, the Company purchased one of these facilities for $1,978,000 in cash. The Company recorded the facility at the shareholders' historical carrying value of $1,323,000 and recognized a deferred tax asset of $249,000 in the transfer. The excess consideration of $406,000 was recorded as a dividend.

The Company periodically made distributions to its shareholders to fund their estimated personal tax liabilities. Overpayments in 1995 of approximately $750,000, were repaid by the shareholders in 1996. In 1997, the Company loaned approximately $438,000 to two trusts controlled by the Company's principal shareholders in exchange for 5.83% notes due in October 1998. The notes are collateralized by the Company Common Stock held by the trusts, and are included in prepaid expenses and other in the accompanying consolidated balance sheets.

In February 1996, Jevic Transportation Services, Inc. ("JTS"), a freight brokerage company owned by the Company's principal shareholders, began operations. The Company entered into an agreement with JTS in August 1997, under which the Company provided certain administrative services to JTS in consideration of the reimbursement by JTS of the Company's costs of providing such services. JTS was merged into the Company effective December 31, 1997, at which time the agreement was terminated. The Company received $160,000 from JTS in 1997 pursuant to the agreement. For the years ended December 31, 1997 and 1996, the Company recorded sales of $383,000 and $218,000, respectively, to JTS and incurred purchased transportation expenses of $483,000 and $47,000, respectively, with JTS. JTS had gross revenues of approximately $2,800,000 and $1,200,000 and net (loss) income of approximately $(35,000) and $34,000 for the years ended December 31, 1997 and 1996, respectively. The principal shareholders received $125,000 from the Company in exchange for their JTS stock in the merger, which is equal to their capital investment in JTS, and equivalent to both the fair value and carrying value of JTS. The merger has been accounted for as a combination of companies under common control. However, the consolidated statements of income have not been restated as the impact would not be material.

11. COMMITMENTS AND CONTINGENCIES

The Company leases office space, maintenance facilities and certain revenue equipment under capital and operating leases expiring on various dates through 2013. The Company also leases an operating facility from its shareholders (see
Note 10). The lease payment on this facility is $9,520 per month through December 2013.

At December 31, 1997, the Company is liable under terms of noncancelable leases for the following future minimum lease commitments:

                                                                  RELATED         OPERATING
                                                                   PARTY            OTHER             TOTAL
                                                                 --------         ---------         ---------
                                                                               (in thousands)
         1998                                                    $    114         $   3,707         $   3,821
         1999                                                         114             2,222             2,336
         2000                                                         114             1,152             1,266
         2001                                                         114               605               719
         2002                                                         114               605               719
         Thereafter                                                 1,256                --             1,256
                                                                 --------         ---------         ---------
       Total minimum lease payments........................      $  1,826         $   8,291         $  10,117
                                                                 ========         =========         =========

Rent expense for all operating leases was $4,200,000, $5,234,000 and $6,873,000, for the years ended December 31, 1997, 1996 and 1995, respectively, of which $310,000, $376,000 and $425,000, respectively, was on related-party leases.

The Company's risk retention amounts per occurrence are as follows:

Workers' compensation..........................................     $250,000
Liability - bodily injury and property damage..................       20,000
Employee medical and hospitalization...........................       75,000
Cargo loss and damage..........................................        5,000
Collision......................................................       25,000

The Company has excess primary coverage on a per-claim and aggregate basis beyond the deductible levels and also maintains umbrella policies to supplement the primary liability coverage.

The liabilities for self-insured retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being estimated based on management's evaluation of the nature and severity of individual claims and the Company's past claims experience. Actual results may vary from management's estimates.

The Company's outstanding letters of credit at December 31, 1997 totaled $975,000 to cover workers' compensation insurance claims.

The Company is involved in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

From time to time the Company enters into agreements with fuel suppliers to purchase a portion of its estimated fuel requirements at fixed prices. The Company is a party to agreements with three fuel suppliers to purchase approximately 37% of its estimated fuel needs through December 1998 at fixed prices. Although these arrangements help reduce the Company's vulnerability to rapid increases in the price of fuel, the Company will not benefit from fuel price decreases to the extent of its commitments to purchase fuel under these contracts.
                                      F-13

12. RECAPITALIZATION AND RECLASSIFICATION

In connection with the initial public offering, on August 12, 1997, the Company's Certificate of Incorporation was amended to reclassify the Common Stock into two series: Class A Common Stock, no par value, 300 shares authorized, and Common Stock, no par value, 1,200 shares authorized. In addition, all outstanding shares were reclassified as Class A Common Stock. Holders of the Class A Common Stock are entitled to two votes per share and holders of Common Stock are entitled to one vote per share. Each share of Class A Common Stock is convertible into one share of Common Stock.

On October 6, 1997, the Company's Certificate of Incorporation was amended to, among other things, authorize 10,000,000 shares of no par value Preferred Stock, 10,000,000 shares of no par value Class A Common Stock and 40,000,000 shares of no par value Common Stock, and to effect a 34,291-for-one split of the Common Stock and Class A Common Stock. The reclassification, increases in authorized shares and stock split have been retroactively reflected in the accompanying consolidated financial statements.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

Allowance for Doubtful Accounts

                                                    Beginning                                      Ending
                                                     Balance       Provisions    Deductions        Balance
                                                    ---------      ----------    ----------        -------

         Balance, December 31, 1997............       $  999         $   937      $   (409)       $  1,527

         Balance, December 31, 1996............          814             629          (444)            999

         Balance, December 31, 1995............        1,153              84          (423)            814


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on the 30th day of March, 1998.

                                            JEVIC TRANSPORTATION, INC.

                                            By: /s/ Harry J. Muhlschlegel
                                                -------------------------------
                                                Harry J. Muhlschlegel
                                                Chief Executive Officer

                                            By: /s/ Brian J. Fitzpatrick
                                                -------------------------------
                                                Brian J. Fitzpatrick
                                                Senior Vice President and
                                                Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on March 30, 1998, in the capacities indicated:

         Signature                                   Title
         ---------                                   -----

/s/ Harry J. Muhlschlegel              Chief Executive Officer and Chairman of
-----------------------------          the Board (principal executive officer)
Harry J. Muhlschlegel


/s/ Karen B. Muhlschlegel              Vice President, Secretary and Director
-----------------------------
Karen B. Muhlschlegel


/s/ Paul J. Karvois                    President, Chief Operating Officer and
-----------------------------           Director
Paul J. Karvois


/s/ Brian Fitzpatrick                  Senior Vice President and
-----------------------------          Chief Financial Officer
Brian Fitzpatrick


/s/ Gordon R. Bowker                   Director
-----------------------------
Gordon R. Bowker



/s/ Samuel H. Jones, Jr.               Director
-----------------------------
Samuel H. Jones, Jr.