Form 10-Q
period 1998-03-31
JEVIC TRANSPORTATION INC
filed 1998-05-14
CIK 1044066

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number 000-23095

                           JEVIC TRANSPORTATION, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New Jersey                                           22-2373402
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

      600 Creek Road, Delanco, NJ                                   08075
---------------------------------------                           ----------
(Address of principal executive offices)                          (Zip Code)

                                  609-461-7111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X Yes   No
                                  --    --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Equity, no par value, 10,665,872 shares outstanding as of April 29, 1998, consisting of two series:
  Class A Common Stock, no par value, 5,739,544 shares outstanding as of April
     29, 1998
  Common Stock, no par value, 4,926,328 shares outstanding as of April 29, 1998

--------------------------------------------------------------------------------

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                                      INDEX


                                                                          Page
                                                                          ----

Part I.  Financial Information

   Item 1.   Consolidated Financial Statements (unaudited)

             Consolidated Balance Sheets--March 31, 1998
             and December 31, 1997                                           1

             Consolidated Statements of Income--Three
             months ended March 31, 1998 and 1997                            2

             Consolidated Statements of Cash Flows--
             Three months ended March 31, 1998 and 1997                      3

             Notes to Consolidated Financial Statements                      4

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             6


Part II.  Other Information

   Item 6.    Exhibits and reports on Form 8-K

   (a)  Exhibits
                 27.1   Financial Data Schedule
   (b)  Reports on Form 8-K
                 None.

Item 1. Consolidated Financial Statements


                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (in thousands, except share information)

                                                                              March 31,       December 31,
                                                                                1998             1997
                                                                             ----------      -------------
                                                                             (unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents........................................        $     4,427      $     7,185
    Accounts receivable, less allowance for doubtful accounts of
       $1,594 and $1,527.............................................             22,488           21,792
    Prepaid expenses and other.......................................              3,090            3,172
    Deferred income taxes............................................              1,973            1,862
                                                                             -----------      -----------
             Total current assets....................................             31,978           34,011
PROPERTY AND EQUIPMENT, net..........................................             83,592           77,894
OTHER ASSETS.........................................................              1,720            1,463
                                                                             -----------      -----------
                                                                             $   117,290      $   113,368
                                                                             ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt and capital lease obligations..        $     1,961      $     1,976
    Accounts payable and accrued expenses............................             13,465           12,514
    Claims and insurance reserves....................................              4,512            3,917
    Deferred freight revenues........................................              1,870            1,752
                                                                             -----------      -----------

              Total current liabilities..............................             21,808           20,159
                                                                             -----------      -----------
LONG-TERM DEBT.......................................................             15,207           15,679
                                                                             -----------      -----------
DEFERRED INCOME TAXES................................................             12,320           11,782
                                                                             -----------      -----------
OTHER LIABILITIES....................................................                 96              211
                                                                             -----------      -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000 shares authorized; none
      issued and outstanding.........................................                --               --
    Common stock, no par value, 40,000,000 shares authorized;
      4,926,328 and 4,918,656 issued and outstanding, respectively ..                --               --
    Class A common stock, no par value, 10,000,000 shares authorized;
      5,739,544 shares issued and outstanding .......................                --               --
    Additional paid-in capital.......................................             71,916           71,816
    Retained earnings (accumulated deficit) .........................             (4,057)          (6,279)
                                                                             -----------      -----------
              Total shareholders' equity.............................             67,859           65,537
                                                                             -----------      -----------
                                                                             $   117,290      $   113,368
                                                                             ===========      ===========

        The accompanying notes are an integral part of these statements.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (in thousands, except per share information)
                                   (unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                      1998             1997
                                                    ---------        ---------
OPERATING REVENUES                                  $  54,899        $  44,280
                                                    ---------        ---------
OPERATING EXPENSES:
    Salaries, wages and benefits...............        27,729           22,738
    Supplies and other expenses................         9,551            8,738
    Purchased transportation...................         6,360            4,642
    Depreciation and amortization..............         3,545            2,622
    Operating taxes and licenses...............         2,551            2,164
    Insurance and claims.......................         1,350              970
    Loss on sale of equipment..................             4               28
                                                    ---------        ---------
                                                       51,090           41,902
                                                    ---------        ---------
         Operating income......................         3,809            2,378

INTEREST EXPENSE, net..........................           254              758

OTHER INCOME, net..............................           (29)             (31)
                                                    ---------        ---------

         Income before income taxes............         3,584            1,651

INCOME TAXES...................................         1,362               83
                                                    ---------        ---------

NET INCOME.....................................     $   2,222        $   1,568
                                                    =========        =========

    Basic net income per share.................     $    0.21        $    0.23
                                                    =========        =========

    Diluted net income per share...............     $    0.20        $    0.22
                                                    =========        =========

        The accompanying notes are an integral part of these statements.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Three Months Ended March 31,
                                                                                -----------------------
                                                                                  1998          1997
                                                                                ---------     ---------
OPERATING ACTIVITIES:
    Net income..............................................................    $   2,222     $   1,568
    Adjustments to reconcile net income to net cash provided by operating activities --
          Depreciation and amortization.....................................        3,545         2,622
          Loss on sale of equipment.........................................            4            28
          Provision for bad debts...........................................           91           237
          Deferred income tax provision ....................................          426            --
          Changes in assets and liabilities--
              Increase in accounts receivable...............................         (787)       (1,817)
              Decrease in prepaid expenses and other........................           83           285
              Increase in other assets......................................         (257)          (69)
              Increase (decrease) in accounts payable and accrued expenses..        1,420        (1,736)
              Increase (decrease) in claims and insurance reserves..........          595          (103)
              Increase (decrease) in accrued income taxes...................         (583)           56
              Increase in deferred freight revenues.........................          118           165
                                                                                ---------     ---------

                    Net cash provided by operating activities...............        6,877         1,236
                                                                                ---------     ---------
INVESTING ACTIVITIES:
    Proceeds from sale of equipment.........................................          147            72
    Capital expenditures....................................................       (9,394)       (7,641)
                                                                                ---------     ---------

                    Net cash used in investing activities...................       (9,247)       (7,569)
                                                                                ---------     ---------
FINANCING ACTIVITIES:
    Payments of long-term debt..............................................         (488)       (2,122)
    Proceeds from issuance of long-term debt................................           --         9,918
    Payments of capital lease obligations...................................           --          (191)
    Distributions to shareholder............................................           --          (362)
    Proceeds from Employee Stock Purchase Plan..............................          100            --
                                                                                ---------     ---------
                    Net cash provided by (used in) financing activities.....         (388)        7,243
                                                                                ---------     ---------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS....................................................       (2,758)          910
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD.....................................................        7,185         2,403
                                                                                ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................................    $   4,427     $   3,313
                                                                                =========     =========


        The accompanying notes are an integral part of these statements.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


1.     Basis of Presentation

The accompanying unaudited consolidated financial statements of Jevic Transportation, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.     Earnings Per Share

Basic and diluted net income per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, consisting of dilutive common stock options using the treasury stock method. The table below sets forth the reconciliation of basic to diluted net income per share:

                                                   Three Months Ended March 31,
                             ----------------------------------------------------------------------
                                         1998                                     1997
                             ------------------------------          ------------------------------
                                                      Per                                     Per
                              Net                    Share            Net                    Share
                             Income       Shares     Amount          Income       Shares     Amount
                             ------       ------     ------          ------       ------     ------
Basic net income per
    share...........         $2,222       10,662     $0.21           $1,568        6,858     $0.23

Effect of dilutive
   securities.........           --          206     (0.01)              --          166     (0.01)
                             ------       ------     -----           ------        -----     -----

Diluted net income
   per share.........        $2,222       10,868     $0.20           $1,568        7,024     $0.22
                             ======       ======     =====           ======        =====     =====


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

Results of Operations

The following table sets forth for the periods indicated the percentage of operating revenues represented by certain items in the Company's statements of income:

                                                       Three Months Ended
                                                            March  31,
                                                      --------------------
                                                       1998          1997
                                                      -----         ------
Operating revenues                                    100.0%         100.0%
                                                      -----          -----
Operating expenses:

    Salaries, wages and benefits.................      50.5           51.3
    Supplies and other expenses..................      17.4           19.7
    Purchased transportation.....................      11.6           10.5
    Depreciation and amortization................       6.5            5.9
    Operating taxes and licenses.................       4.6            4.9
    Insurance and claims.........................       2.5            2.2
    Loss on sale of equipment....................       0.0            0.1
                                                      -----          -----
                                                       93.1           94.6
                                                      -----          -----
Operating income.................................       6.9            5.4
Interest expense, net............................       0.5            1.7
Other income, net................................      (0.1)          (0.1)
                                                      -----          -----
Income before income taxes.......................       6.5%           3.7%
                                                      =====          =====


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Operating Revenues

         Operating revenues increased 23.9% for the three months ended March 31, 1998 to $54.9 million from $44.3 million for the comparable period of 1997. The increase resulted primarily from a 15.2% increase in total shipments. The Company's average tractor fleet grew 16.1% in the first quarter of 1998 over the first quarter of 1997, and average revenues per tractor per week increased 3.4% to $4,091 during the three months ended March 31, 1998 from $3,957 during the three months ended March 31, 1997.

Operating Expenses

         Operating expenses increased 22.0% to $51.1 million for the three months ended March 31, 1998 from $41.9 million for the comparable period of 1997. As a percentage of operating revenues, operating expenses decreased to 93.1% for the three months ended March 31, 1998 from 94.6% for the comparable period of 1997. This increase in operating expenses is primarily due to increased revenues, as the majority of the Company's operating expenses are variable in nature. The percentage decrease was primarily the result of the Company's increased use of owner-operators in addition to increased tractor utilization.

         Salaries, wages and benefits increased 22.0% to $27.7 million for the three months ended March 31, 1998 from $22.7 million for the comparable period of 1997. As a percentage of operating revenues, salaries, wages and benefits decreased to 50.5% for the three months ended March 31, 1998 from 51.3% for the comparable period of 1997. This percentage decrease was primarily due to the Company's increased use of owner-operators in 1998.

         Supplies and other expenses, which primarily consist of operating leases, fuel, tolls, tires, parts and bad debt expense, increased 10.3% to $9.6 million for the three months ended March 31, 1998 from $8.7 million for the comparable period of 1997. As a percentage of operating revenues, supplies and other expenses decreased to 17.4% for the three months ended March 31, 1998 from 19.7% for the comparable period of 1997. This percentage decrease was primarily due to the Company's continuing shift toward the purchase of revenue equipment rather than leasing such equipment under operating leases, and, to a lesser extent, the Company's increased use of owner-operators in 1998.

         Purchased transportation increased 39.1% to $6.4 million for the three months ended March 31, 1998 from $4.6 million for the comparable period of 1997. As a percentage of operating revenues, purchased transportation increased to 11.6% for the three months ended March 31, 1998 from 10.5% for the comparable period of 1997. The increase was primarily due to the increased use of owner-operators to supplement the Company's fleet and to substitute for higher cost, outside line-haul transportation. As a percentage of total purchased transportation expense, owner-operator expense increased to 55.7% for the three months ended March 31, 1998 from 47.7% for the comparable period of 1997.

         Depreciation and amortization expense increased 34.6% to $3.5 million for the three months ended March 31, 1998 from $2.6 million for the comparable period of 1997. As a percentage of operating revenues, depreciation and amortization increased to 6.5% for the three months ended March 31, 1998 from 5.9% for the comparable period of 1997. The increase was primarily attributable to the Company's continuing shift toward the purchase of additional and replacement revenue equipment rather than leasing such equipment under operating leases.

         Operating taxes and licenses increased 18.2% to $2.6 million for the three months ended March 31, 1998 from $2.2 million for the comparable period of 1997. As a percentage of operating revenues, operating taxes and licenses decreased to 4.6% for the three months ended March 31, 1998 from 4.9% for the comparable period of 1997. This percentage decrease was primarily attributable to a decrease in fuel taxes due to the Company's increased use of owner-operators, who pay for their own taxes and licenses.

         Insurance and claims increased 30.0% to $1.3 million for the three months ended March 31, 1998 from $1.0 million for the comparable period of 1997. As a percentage of operating revenues, insurance and claims increased to 2.5% for the three months ended March 31, 1998 from 2.2% for the comparable period of 1997. The percentage increase was attributable to the purchase of additional insurance coverages in 1998 that were not in effect in the comparable period of 1997.

Interest Expense

         Interest expense decreased 62.5% to $300,000 for the three months ended March 31, 1998 from $800,000 for the comparable period of 1997. As a percentage of operating revenues, interest expense decreased to 0.5% for the three months ended March 31, 1998 from 1.7% for the comparable period of 1997. Interest expense decreased due to the Company having paid off debt with part of the proceeds of the initial public offering in October 1997.

Income Taxes

         Income taxes increased 1,300% to $1.4 million for the three months ended March 31, 1998 from $100,000 for the comparable period of 1997. In the first quarter of 1998 the Company was subject to corporate federal and state income taxes. Prior to the Company's initial public offering in October 1997 the Company was an S corporation, and, accordingly, was not subject to corporate income taxes, except for certain states for certain periods.

Liquidity and Capital Resources

         The Company's primary sources of liquidity have been funds provided by operations, equipment leases and bank borrowings. Net cash provided by operating activities was approximately $6.9 million for the first three months of 1998 compared to $1.2 million for the corresponding period in 1997. The increase in cash provided by operations is attributable to the Company's increased income before depreciation and amortization expense in 1998 and the timing of certain payments, resulting in increased accounts payable.

         Capital expenditures, net of trade-in allowances, totaled approximately $9.4 million during the first three months of 1998 compared to $7.6 million in the comparable period of 1997. For the three months ended March 31, 1998, the $9.4 million of capital expenditures were comprised of $6.1 million of revenue equipment, $3.0 million of facilities and $300,000 of other equipment.

         The Company generally purchases new line-haul tractors and replaces them after three years. Regional and local tractors are replaced after five years, depending on levels of use. The Company generated cash proceeds from sales of used tractors of $147,000 in the three months ended March 31, 1998 versus $72,000 in the comparable period of the prior year.

         Net cash used in financing activities was approximately $400,000 for the three months ended March 31, 1998 compared to net cash provided of $7.2 million for the comparable period of 1997. At March 31, 1998, total borrowings under long-term debt totaled $17.2 million, maturing through 2007, and obligations relating to operating leases totaled $9.2 million through 2013, of which $1.8 million related to a facility lease with the Company's founders.

         Jevic is a party to a $25 million credit facility with CoreStates Bank, N.A. The credit facility includes a $7 million working capital revolving line of credit, with borrowings limited to 80% of the Company's eligible accounts receivable, as defined, and an $18 million term loan facility used to purchase or refinance revenue equipment. At March 31, 1998, there was $3.5 million outstanding under the term loan facility and $462,500 of outstanding standby letters of credit under the revolver.

         The Company believes that its cash and cash equivalents, funds generated from operations and available borrowings under its current or future credit facilities will be sufficient to fund the Company's activities at least through 1999.

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


Cautionary Statement for Forward Looking Information

         Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, general economic factors, availability of employee drivers and owner-operators, capital requirements, competition, acquisition of revenue equipment, unionization, fuel, seasonality, claims exposure and insurance costs, difficulty in managing growth, regulation, environmental hazards and dependence on key personnel. Further information on these and other factors which could affect the Company's financial results can be found in the Company's periodic reports on forms 10-K and 10-Q.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 1998.


                                          JEVIC TRANSPORTATION, INC.

                                     By:  /s/  HARRY J. MUHLSCHLEGEL
                                          --------------------------
                                          Harry J. Muhlschlegel
                                          Chief Executive Officer


                                     By:  /s/  BRIAN J. FITZPATRICK
                                          -------------------------
                                          Senior Vice President and
                                          Chief Financial Officer