Form 10-Q
period 1998-06-30
JEVIC TRANSPORTATION INC
filed 1998-08-14
CIK 1044066

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

Common Equity, no par value, 10,667,909 shares outstanding as of July 20, 1998, consisting of two series:
  Class A Common Stock, no par value, 5,739,544 shares outstanding as of July
    20, 1998
  Common Stock, no par value, 4,938,365 shares outstanding as of July 20, 1998
--------------------------------------------------------------------------------

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES


                                      INDEX


                                                                                                            Page
                                                                                                            ----

Part I.  Financial Information

   Item 1.    Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets--June 30, 1998
              and December 31, 1997                                                                             1

              Consolidated Statements of Income--Three
              and six months ended June 30, 1998 and 1997                                                       2

              Consolidated Statements of Cash Flows--
              Six months ended June 30, 1998 and 1997                                                           3

              Notes to Consolidated Financial Statements                                                        4

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                               6


Part II.  Other Information

   Item 4.    Submission of Matters to a Vote of Security Holders                                              12

   Item 6.    Exhibits and Reports on Form 8-K                                                                 12

Item 1. Consolidated Financial Statements


                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (in thousands, except share information)

                                                                                                     June 30,          December 31,
                                                                                                       1998               1997
                                                                                                       ----               ----
                                                                                                    (unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..........................................................            $   4,354             $   7,185
    Accounts receivable, less allowance for doubtful accounts of
      $1,426 and $1,527 ................................................................               22,331                21,792
    Prepaid expenses and other .........................................................                3,733                 3,172
    Deferred income taxes ..............................................................                2,201                 1,862
                                                                                                    ---------             ---------
             Total current assets ......................................................               32,619                34,011
PROPERTY AND EQUIPMENT, net ............................................................               86,754                77,894
OTHER ASSETS ...........................................................................                1,261                 1,463
                                                                                                    ---------             ---------
                                                                                                    $ 120,634             $ 113,368
                                                                                                    =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt and capital lease
      obligations ......................................................................            $   1,883             $   1,976
    Accounts payable and accrued expenses ..............................................               13,823                12,514
    Claims and insurance reserves ......................................................                4,432                 3,917
    Deferred freight revenues ..........................................................                1,992                 1,752
                                                                                                    ---------             ---------

              Total current liabilities ................................................               22,130                20,159
                                                                                                    ---------             ---------
LONG-TERM DEBT .........................................................................               14,744                15,679
                                                                                                    ---------             ---------
DEFERRED INCOME TAXES ..................................................................               12,877                11,782
                                                                                                    ---------             ---------
OTHER LIABILITIES ......................................................................                   37                   211
                                                                                                    ---------             ---------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000 shares authorized;
      none issued and outstanding ......................................................                   --                    --
    Common stock, no par value, 40,000,000 shares authorized;
      4,938,365 and 4,918,656 issued and outstanding,
      respectively .....................................................................                   --                    --
    Class A common stock, no par value, 10,000,000 shares
      authorized; 5,739,544 shares issued and outstanding ..............................                   --                    --
    Additional paid-in capital .........................................................               72,031                71,816
    Accumulated deficit ................................................................               (1,185)               (6,279)
                                                                                                    ---------             ---------
              Total shareholders' equity ...............................................               70,846                65,537
                                                                                                    ---------             ---------
                                                                                                    $ 120,634             $ 113,368
                                                                                                    =========             =========

        The accompanying notes are an integral part of these statements.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (in thousands, except per share information)
                                   (unaudited)

                                                                                 Three Months Ended            Six Months Ended
                                                                                      June 30,                     June 30,
                                                                                -----------------------     ------------------------
                                                                                    1998         1997          1998          1997
                                                                                    ----         ----          ----          ----

OPERATING REVENUES .........................................................    $  54,580     $  46,137     $ 109,480     $  90,417
                                                                                ---------     ---------     ---------     ---------

OPERATING EXPENSES:
    Salaries, wages and benefits ...........................................       27,637        23,845        55,366        46,583
    Supplies and other expenses ............................................        9,140         8,633        18,691        17,371
    Purchased transportation ...............................................        6,475         3,953        12,835         8,595
    Depreciation and amortization ..........................................        3,635         2,760         7,180         5,382
    Operating taxes and licenses ...........................................        2,474         2,137         5,024         4,302
    Insurance and claims ...................................................          671         1,005         2,021         1,975
    (Gain) loss on sale of equipment .......................................         (422)           72          (418)          100
                                                                                ---------     ---------     ---------     ---------
                                                                                   49,610        42,405       100,699        84,308
                                                                                ---------     ---------     ---------     ---------
         Operating income ..................................................        4,970         3,732         8,781         6,109

INTEREST EXPENSE, net ......................................................          286           870           541         1,629

OTHER INCOME, net ..........................................................          (63)          (24)          (92)          (55)
                                                                                ---------     ---------     ---------     ---------

         Income before income taxes ........................................        4,747         2,886         8,332         4,535

INCOME TAXES ...............................................................        1,875            98         3,237           180
                                                                                ---------     ---------     ---------     ---------

NET INCOME .................................................................    $   2,872     $   2,788     $   5,095     $   4,355
                                                                                =========     =========     =========     =========

    Basic net income per share .............................................    $    0.27     $    0.41     $    0.48     $    0.64
                                                                                =========     =========     =========     =========

    Diluted net income per share ...........................................    $    0.27     $    0.40     $    0.47     $    0.62
                                                                                =========     =========     =========     =========


        The accompanying notes are an integral part of these statements.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                              Six Months Ended
                                                                                                                    June 30,
                                                                                                            ------------------------
                                                                                                               1998          1997
                                                                                                               ----          ----
OPERATING ACTIVITIES:
    Net income .........................................................................................     $  5,095      $  4,355
    Adjustments to reconcile net income to net cash provided by operating activities --
          Depreciation and amortization ................................................................        7,180         5,382
          (Gain) loss on sale of equipment .............................................................         (418)          100
          Provision for bad debts ......................................................................           (2)          483
          Deferred income tax provision ................................................................          756            75
          Changes in assets and liabilities--
              Increase in accounts receivable ..........................................................         (537)       (2,053)
              Increase in prepaid expenses and other ...................................................         (561)       (1,086)
              (Increase) decrease  in other assets .....................................................          202          (103)
              Increase (decrease) in accounts payable and accrued
                 expenses ..............................................................................        1,113          (711)
              Increase in claims and insurance reserves ................................................          514            46
              Increase in accrued income taxes .........................................................           22            60
              Increase in deferred freight revenues ....................................................          240           163
                                                                                                             --------      --------

                    Net cash provided by operating activities ..........................................       13,604         6,711
                                                                                                             --------      --------
INVESTING ACTIVITIES:
    Proceeds from sale of equipment ....................................................................        1,548           241
    Capital expenditures ...............................................................................      (17,171)      (14,180)
                                                                                                             --------      --------

                    Net cash used in investing activities ..............................................      (15,623)      (13,939)
                                                                                                             --------      --------

FINANCING ACTIVITIES:
    Payments of long-term debt .........................................................................       (1,027)       (4,294)
    Proceeds from issuance of long-term debt ...........................................................           --        15,539
    Payments of capital lease obligations ..............................................................           --          (380)
    Distributions to shareholder .......................................................................           --        (1,198)
    Proceeds from Employee Stock Purchase Plan .........................................................          215            --
                                                                                                             --------      --------
                    Net cash provided by (used in) financing
                    activities..........................................................................         (812)        9,667
                                                                                                             --------      --------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ...............................................................................       (2,831)        2,439
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD ................................................................................        7,185         2,403
                                                                                                             --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................................     $  4,354      $  4,842
                                                                                                             ========      ========

        The accompanying notes are an integral part of these statements.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)



1.     Basis of Presentation

The accompanying unaudited consolidated financial statements of Jevic Transportation, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.    Earnings Per Share

Basic and diluted net income per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, consisting of dilutive common stock options using the treasury stock method. The table below sets forth the reconciliation of basic to diluted net income per share (in thousands, except per share amounts):

                                                         Three Months Ended June 30,
                                          -------------------------------------------------------------
                                                      1998                              1997
                                          ---------------------------         -------------------------
                                                                 Per                               Per
                                             Net                Share           Net               Share
                                           Income    Shares    Amount         Income   Shares    Amount
                                           ------    ------    ------         ------   ------    ------

Basic net income
    per share ..........................   $2,872    10,672    $0.27          $2,788    6,858    $0.41

Effect of dilutive
   securities ..........................       --       162     0.00              --      175    (0.01)
                                           ------    ------    -----          ------    -----    -----

Diluted net income
   per share ...........................   $2,872    10,834    $0.27          $2,788    7,033    $0.40
                                           ======    ======    =====          ======    =====    =====

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


                                                            Six Months Ended June 30,
                                          -------------------------------------------------------------
                                                      1998                              1997
                                          ---------------------------         -------------------------
                                                                 Per                               Per
                                             Net                Share           Net               Share
                                           Income    Shares    Amount         Income   Shares    Amount
                                           ------    ------    ------         ------   ------    ------


Basic net income per
    share ..............................   $5,095    10,667    $0.48          $4,355    6,858    $0.64

Effect of dilutive
   securities ..........................       --       178    (0.01)             --      166    (0.02)
                                           ------    ------    -----          ------    -----    -----

Diluted net income
   per share ...........................   $5,095    10,845    $0.47          $4,355    7,024    $0.62
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

Because of the distinct nature of Jevic's operating system, the Company believes that profitability measures and expense ratios traditionally used to evaluate truckload or less-than-truckload carriers are generally not meaningful. Jevic's results of operations have been impacted by two key trends. First, Jevic has been increasing the percentage of its shipments transported by owner-operators, who supply their own tractor and bear all associated expenses in return for a contracted rate. As a result, purchased transportation has increased as a percentage of operating revenues, offset by a reduction, as a percentage of operating revenues, of drivers' salaries, wages and benefits, depreciation, fuel, operating taxes and licenses and other supplies and operating expenses. Additionally, Jevic has shifted from a policy of leasing revenue equipment to purchasing revenue equipment. As a result, depreciation and interest expense has increased as a percentage of operating revenues while lease expense, which is included in supplies and other expenses, has decreased.

Results of Operations

The following table sets forth for the periods indicated the percentage of operating revenues represented by certain items in the Company's statements of income:

                                                                                       Three Months Ended        Six Months Ended
                                                                                            June 30,                June 30,
                                                                                       ------------------        ----------------
                                                                                         1998        1997        1998        1997
                                                                                         ----        ----        ----        ----

Operating revenues ..............................................................       100.0%      100.0%      100.0%      100.0%
                                                                                        -----       -----       -----       -----
Operating expenses:

    Salaries, wages and benefits ................................................        50.6        51.7        50.6        51.5
    Supplies and other expenses .................................................        16.7        18.7        17.1        19.2
    Purchased transportation ....................................................        11.9         8.6        11.7         9.5
    Depreciation and amortization ...............................................         6.7         6.0         6.6         6.0
    Operating taxes and licenses ................................................         4.5         4.6         4.6         4.8
    Insurance and claims ........................................................         1.2         2.2         1.8         2.2
    (Gain) loss on sale of equipment ............................................        (0.7)        0.1        (0.4)        0.1
                                                                                        -----       -----       -----       -----
                                                                                         90.9        91.9        92.0        93.3
                                                                                        -----       -----       -----       -----
Operating income ................................................................         9.1         8.1         8.0         6.7
Interest expense, net ...........................................................         0.5         1.9         0.5         1.8
Other income, net ...............................................................        (0.1)       (0.1)       (0.1)       (0.1)
                                                                                        -----       -----       -----       -----
Income before income taxes ......................................................         8.7%        6.3%        7.6%        5.0%
                                                                                        =====       =====       =====       =====


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Operating Revenues

         Operating revenues increased 18.4% for the three months ended June 30, 1998 to $54.6 million from $46.1 million for the comparable period of 1997. The increase resulted primarily from a 14.6% increase in total shipments. In addition, revenue per shipment increased 3.2% to $288 for the three months ended June 30, 1998 from $279 during the three months ended June 30, 1997.

Operating Expenses

         Operating expenses increased 17.0% to $49.6 million for the three months ended June 30, 1998 from $42.4 million for the comparable period of 1997. As a percentage of operating revenues, operating expenses decreased to 90.9% for the three months ended June 30, 1998 from 91.9% for the comparable period of 1997. This increase in operating expenses is primarily due to increased revenues, as the majority of the Company's operating expenses are variable in nature. The percentage decrease was the result of the Company's increased use of owner-operators, a reduction in fuel prices and a reduction in insurance and claims expense.

         Salaries, wages and benefits increased 16.0% to $27.6 million for the three months ended June 30, 1998 from $23.8 million for the comparable period of 1997. As a percentage of operating revenues, salaries, wages and benefits decreased to 50.6% for the three months ended June 30, 1998 from 51.7% for the comparable period of 1997. This percentage decrease was primarily due to the Company's increased use of owner-operators and outside line-haul transportation in 1998.

         Supplies and other expenses, which primarily consist of operating leases, fuel, tolls, tires, parts and bad debt expense, increased 5.8% to $9.1 million for the three months ended June 30, 1998 from $8.6 million for the comparable period of 1997. As a percentage of operating revenues, supplies and other expenses decreased to 16.7% for the three months ended June 30, 1998 from 18.7% for the comparable period of 1997. This percentage decrease was due to the Company's continuing shift toward the purchase of revenue equipment rather than leasing such equipment under operating leases, lower fuel prices, the Company's increased use of owner-operators in 1998 and a reduction in bad debt expense in 1998 as a result of improved collection procedures.

         Purchased transportation increased 62.5% to $6.5 million for the three months ended June 30, 1998 from $4.0 million for the comparable period of 1997. As a percentage of operating revenues, purchased transportation increased to 11.9% for the three months ended June 30, 1998 from 8.6% for the comparable period of 1997. The increase was primarily due to the increased use of owner-operators to supplement the Company's fleet and the increased use of outside line-haul transportation.

         Depreciation and amortization expense increased 28.6% to $3.6 million for the three months ended June 30, 1998 from $2.8 million for the comparable period of 1997. As a percentage of operating revenues, depreciation and amortization increased to 6.7% for the three months ended June 30, 1998 from 6.0% for the comparable period of 1997. The increase was primarily attributable to the Company's continuing shift toward the purchase of additional and replacement revenue equipment rather than leasing such equipment under operating leases and the Company's purchase of computer hardware.

         Operating taxes and licenses increased 19.0% to $2.5 million for the three months ended June 30, 1998 from $2.1 million for the comparable period of 1997. As a percentage of operating revenues, operating taxes and licenses decreased to 4.5% for the three months ended June 30, 1998 from 4.6% for the comparable period of 1997. This percentage decrease was primarily attributable to a decrease in fuel taxes due to the Company's increased use of outside line-haul transportation and owner-operators, who pay for their own taxes and licenses.

         Insurance and claims decreased 30.0% to $700,000 for the three months ended June 30, 1998 from $1.0 million for the comparable period of 1997. As a percentage of operating revenues, insurance and claims decreased to 1.2% for the three months ended June 30, 1998 from 2.2% for the comparable period of 1997. The percentage decrease was attributable to favorable development of claims and reduced premiums on renegotiated insurance coverages that were effective April 1, 1998.

Interest Expense

         Interest expense decreased 66.7% to $300,000 for the three months ended June 30, 1998 from $900,000 for the comparable period of 1997. As a percentage of operating revenues, interest expense decreased to 0.5% for the three months ended June 30, 1998 from 1.9% for the comparable period of 1997. Interest expense decreased due to the Company having paid off debt with part of the proceeds of the initial public offering in October 1997.

Income Taxes

         Income taxes increased to $1.9 million for the three months ended June 30, 1998 from $98,000 for the comparable period of 1997. In the second quarter of 1998 the Company was subject to corporate federal and state income taxes. Prior to the Company's initial public offering in October 1997 the Company was an S corporation, and, accordingly, was not subject to corporate income taxes, except for certain states for certain periods.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Operating Revenues

         Operating revenues increased 21.1% for the three months ended June 30, 1998 to $109.5 million from $90.4 million for the comparable period of 1997. The increase resulted primarily from a 15.2% increase in total shipments. In addition, revenue per shipment increased 5.1% to $289 for the six months ended June 30, 1998 from $275 during the six months ended June 30, 1997.

Operating Expenses

         Operating expenses increased 19.5% to $100.7 million for the six months ended June 30, 1998 from $84.3 million for the comparable period of 1997. As a percentage of operating revenues, operating expenses decreased to 92.0% for the six months ended June 30, 1998 from 93.3% for the comparable period of 1997. This increase in operating expenses is primarily due to increased revenues, as the majority of the Company's operating expenses are variable in nature. The percentage decrease was the result of the Company's increased use of owner-operators, a reduction in fuel prices and a reduction in insurance and claims expense.

         Salaries, wages and benefits increased 18.9% to $55.4 million for the six months ended June 30, 1998 from $46.6 million for the comparable period of 1997. As a percentage of operating revenues, salaries, wages and benefits decreased to 50.6% for the six months ended June 30, 1998 from 51.5% for the comparable period of 1997. This percentage decrease was primarily due to the Company's increased use of owner-operators and outside line-haul transportation in 1998.

         Supplies and other expenses, which primarily consist of operating leases, fuel, tolls, tires, parts and bad debt expense, increased 7.5% to $18.7 million for the six months ended June 30, 1998 from $17.4 million for the comparable period of 1997. As a percentage of operating revenues, supplies and other expenses decreased to 17.1% for the six months ended June 30, 1998 from 19.2% for the comparable period of 1997. This percentage decrease was due to the Company's continuing shift toward the purchase of revenue equipment rather than leasing such equipment under operating leases, lower fuel prices, the Company's increased use of owner-operators in 1998 and a reduction in bad debt expense in 1998 as a result of improved collection procedures.

         Purchased transportation increased 48.8% to $12.8 million for the six months ended June 30, 1998 from $8.6 million for the comparable period of 1997. As a percentage of operating revenues, purchased transportation increased to 11.7% for the six months ended June 30, 1998 from 9.5% for the comparable period of 1997. The increase was primarily due to the increased use of owner-operators to supplement the Company's fleet and the increased use of outside line-haul transportation.

         Depreciation and amortization expense increased 33.3% to $7.2 million for the six months ended June 30, 1998 from $5.4 million for the comparable period of 1997. As a percentage of operating revenues, depreciation and amortization increased to 6.6% for the six months ended June 30, 1998 from 6.0% for the comparable period of 1997. The increase was primarily attributable to the Company's continuing shift toward the purchase of additional and replacement revenue equipment rather than leasing such equipment under operating leases and the Company's purchase of computer hardware.

         Operating taxes and licenses increased 16.3% to $5.0 million for the six months ended June 30, 1998 from $4.3 million for the comparable period of 1997. As a percentage of operating revenues, operating taxes and licenses decreased to 4.6% for the six months ended June 30, 1998 from 4.8% for the comparable period of 1997. This percentage decrease was primarily attributable to a decrease in fuel taxes due to the Company's increased use of outside line-haul transportation and owner-operators, who pay for their own taxes and licenses.

         Insurance and claims remained flat at $2.0 million for the six months ended June 30, 1998 and the comparable period of 1997. As a percentage of operating revenues, insurance and claims decreased to 1.8% for the six months ended June 30, 1998 from 2.2% for the comparable period of 1997. The percentage decrease was attributable to favorable development of claims and reduced premiums on renegotiated insurance coverages that were effective April 1, 1998.

Interest Expense

         Interest expense decreased 68.8% to $500,000 for the six months ended June 30, 1998 from $1.6 million for the comparable period of 1997. As a percentage of operating revenues, interest expense decreased to 0.5% for the six months ended June 30, 1998 from 1.8% for the comparable period of 1997. Interest expense decreased due to the Company having paid off debt with part of the proceeds of the initial public offering in October 1997.

Income Taxes

         Income taxes increased to $3.2 million for the six months ended June 30, 1998 from $180,000 for the comparable period of 1997. In the first six months of 1998 the Company was subject to corporate federal and state income taxes. Prior to the Company's initial public offering in October 1997 the Company was an S corporation, and, accordingly, was not subject to corporate income taxes, except for certain states for certain periods.

Liquidity and Capital Resources

         The Company's primary sources of liquidity have been funds provided by operations, equipment leases and bank borrowings. Net cash provided by operating activities was approximately $13.6 million for the first six months of 1998 compared to $6.7 million for the corresponding period in 1997. The increase in cash provided by operations is primarily attributable to the Company's increased income before depreciation and amortization expense in 1998, a smaller increase in accounts receivable in 1998 compared to 1997, and the timing of certain payments, resulting in increased accounts payable in 1998.

         Capital expenditures, net of trade-in allowances, totaled approximately $17.2 million during the first six months of 1998 compared to $14.2 million in the comparable period of 1997. For the six months ended June 30, 1998, the $17.2 million of capital expenditures were comprised of $10.1 million of revenue equipment, $6.5 million for facilities and $600,000 of other equipment.

         The Company generally purchases new line-haul tractors and replaces them after three years. Regional and local tractors are replaced after five years, depending on levels of use. The Company generated cash proceeds from sales of used tractors of $1.5 million in the six months ended June 30, 1998 versus $241,000 in the comparable period of the prior year.

         Net cash used in financing activities was approximately $812,000 for the six months ended June 30, 1998 compared to net cash provided of $9.7 million for the comparable period of 1997. At June 30, 1998, total borrowings under long-term debt totaled $16.6 million, maturing through 2007, and obligations relating to operating leases totaled $8.6 million through 2013, of which $1.8 million related to a facility lease with the Company's founders.

         On June 22, 1998, Jevic signed an agreement with First Union National Bank for a $35 million credit facility. The new credit facility replaces the $25 million facility that Jevic had previously with CoreStates Bank, N.A., which was acquired by First Union. The credit facility includes a $10 million working capital revolving line of credit, with borrowings limited to 80% of the Company's eligible accounts receivable, as defined, and a $25 million equipment revolving line of credit used to purchase or refinance revenue equipment. At June 30, 1998, there was $4.6 million outstanding under the equipment revolver and $525,000 of outstanding standby letters of credit under the working capital revolver. The equipment revolving line of credit is secured by a first priority, perfected security interest in the revenue equipment purchased or refinanced. The rate of interest on both lines of credit is, at the Company's election, either the Bank's base rate (higher of the Federal Funds Rate plus 1/2 of 1% or the prime commercial lending rate of First Union) or a rate based on the London Interbank Offered Rate (LIBOR). The working capital line of credit expires in June 2003; the equipment line of credit expires in June 2000. The agreement allows the Company to convert outstanding amounts under the equipment revolver to term loans if the line of credit is not renewed. The credit facility contains covenants made by the Company which limit its ability to make business acquisitions and pay dividends on its capital stock, including the Common Stock, among other things.

         The Company believes that its cash and cash equivalents, funds generated from operations and available borrowings under its current or future credit facilities will be sufficient to fund the Company's activities at least through 1999.

         While the Company intends to selectively pursue acquisitions of companies that are complementary with its operations, the Company currently does not have any commitments or agreements for any business acquisitions.

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

Year 2000 Costs

         Many computer systems were not designed to handle dates beyond the year 1999, and, therefore, computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The company is in the process of upgrading its primary computer platform in order to provide increased enterprise computing and additional disaster recovery capabilities. This new system was designed to be Year 2000 compliant. Management is in the process of determining whether all of the Company's other computer systems are Year 2000 compliant. Management does not expect the costs associated with any required conversions of such other systems to ensure Year 2000 compliance to be significant. In the event that any of the Company's significant vendors or customers do not successfully achieve Year 2000 compliance on a timely basis, the Company's business or operations could be adversely affected. To minimize this risk, the Company has begun to contact all mission critical vendors to determine their Year 2000 compliance status.

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


Part II. Other Information

Item 4.           Submission of Matters to a Vote of Security Holders

On May 15, 1998, the Annual Meeting of Shareholders of Jevic Transportation, Inc. was held. The shareholders re-elected two nominees from the existing Board of Directors to three year terms expiring in 2001. The shareholders also approved the designation of Arthur Andersen LLP as independent auditors.

The number of votes cast for and withheld from the election of each director is set forth below.

                  Election of Directors:
                                                     For                Withheld
                                                     ---                --------
                  Gordon R. Bowker                14,606,290               500
                  Samuel H. Jones, Jr.            14,606,190               600


The number of votes cast for, against and abstentions relating to the designation of Arthur Andersen LLP as independent auditors is set forth below.

                                                     For              Against      Abstain
                                                     ---              -------      -------
                  Approval of designation
                  of Arthur Andersen LLP as
                  independent auditors            14,606,240            550           0

Item 6.           Exhibits and Reports on Form 8-K

                  a.       Exhibits
                           * Exhibit 10.21 - Amended and Restated Credit
                             Agreement between Jevic Transportation, Inc. and First Union National Bank, Dated June 22, 1998
                           * Exhibit 27.1  - Financial Data Schedule
                  b.       Reports on Form 8-K - None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1998.





                                                     JEVIC TRANSPORTATION, INC.

                                            By:
                                                     ---------------------------
                                                     Harry J. Muhlschlegel
                                                     Chief Executive Officer


                                            By:
                                                     ---------------------------
                                                     Brian J. Fitzpatrick
                                                     Senior Vice President and
                                                     Chief Financial Officer