Form 10-Q
period 1998-09-30
JEVIC TRANSPORTATION INC
filed 1998-11-16
CIK 1044066

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number 000-23095

                           JEVIC TRANSPORTATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                             22-2373402
----------------------------------------------               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     600 Creek Road, Delanco, NJ                                    08075
----------------------------------------------               -------------------
(Address of principal executive offices)                          (Zip Code)

                                  609-461-7111
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Equity, no par value, 10,697,258 shares outstanding as of October 30, 1998, consisting of two series:

   Class A Common Stock, no par value, 5,739,544 shares outstanding as of
     October 30, 1998
   Common Stock, no par value, 4,957,714 shares outstanding as of
     October 30, 1998
--------------------------------------------------------------------------------

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----

Part I.  Financial Information

   Item 1.    Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets--September 30, 1998
              and December 31, 1997                                           1

              Consolidated Statements of Income--Three
              and nine months ended September 30, 1998 and 1997               2

              Consolidated Statements of Cash Flows--
              Nine months ended September 30, 1998 and 1997                   3

              Notes to Consolidated Financial Statements                      4

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             6


Part II.  Other Information

   Item 6.    Exhibits and Reports on Form 8-K                               12

Item 1. Consolidated Financial Statements


                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30,     December 31,
                                                                                1998             1997
                                                                            -------------     ------------
                                                                             (unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..........................................     $     150         $   7,185
    Accounts receivable, less allowance for
       doubtful accounts of $1,506 and $1,527 .........................        24,584            21,792
    Prepaid expenses and other ........................................         4,938             3,172
    Deferred income taxes .............................................         2,102             1,862
                                                                            ---------         ---------
             Total current assets .....................................        31,774            34,011
PROPERTY AND EQUIPMENT, net ...........................................       102,215            77,894
OTHER ASSETS ..........................................................         1,436             1,463
                                                                            ---------         ---------
                                                                            $ 135,425         $ 113,368
                                                                            =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt and capital lease
      obligations .....................................................     $   8,054         $   1,976
    Accounts payable and accrued expenses .............................        18,670            12,514
    Claims and insurance reserves .....................................         3,709             3,917
    Deferred freight revenues .........................................         2,353             1,752
                                                                            ---------         ---------
              Total current liabilities ...............................        32,786            20,159
                                                                            ---------         ---------
LONG-TERM DEBT ........................................................        15,390            15,679
                                                                            ---------         ---------
DEFERRED INCOME TAXES .................................................        13,908            11,782
                                                                            ---------         ---------
OTHER LIABILITIES .....................................................            19               211
                                                                            ---------         ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000 shares authorized; none
      issued and outstanding ..........................................          --                --
    Common stock, no par value, 40,000,000 shares authorized; 4,957,714
      and 4,918,656 issued and outstanding, respectively ..............          --                --
    Class A common stock, no par value, 10,000,000 shares authorized;
      5,739,544 shares issued and outstanding .........................          --                --

    Additional paid-in capital ........................................        72,146            71,816
    Retained earnings (accumulated deficit) ...........................         1,176            (6,279)
                                                                            ---------         ---------
              Total shareholders' equity ..............................        73,322            65,537
                                                                            ---------         ---------
                                                                            $ 135,425         $ 113,368
                                                                            =========         =========


        The accompanying notes are an integral part of these statements.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  (in thousands, except per share information)
                                  (unaudited)


                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                    September 30,
                                                         ---------------------------         ---------------------------
                                                            1998              1997             1998              1997
                                                         ---------         ---------         ---------         ---------
OPERATING REVENUES .................                     $  57,037         $  48,871         $ 166,517         $ 139,288
                                                         ---------         ---------         ---------         ---------
OPERATING EXPENSES:
    Salaries, wages and benefits ...                        28,101            24,238            83,467            70,821
    Supplies and other expenses ....                        10,212             8,858            28,904            26,229
    Purchased transportation .......                         7,220             4,603            20,055            13,198
    Depreciation and amortization ..                         3,684             2,890            10,864             8,272
    Operating taxes and licenses ...                         2,570             2,449             7,594             6,751
    Insurance and claims ...........                         1,011               876             3,032             2,852
    (Gain) loss on sale of equipment                            (3)               24              (421)              123
                                                         ---------         ---------         ---------         ---------
                                                            52,795            43,938           153,495           128,246
                                                         ---------         ---------         ---------         ---------
         Operating income ..........                         4,242             4,933            13,022            11,042

INTEREST EXPENSE, net ..............                           341               864               881             2,493

OTHER INCOME, net ..................                           (57)              (36)             (148)              (91)
                                                         ---------         ---------         ---------         ---------

         Income before income taxes                          3,958             4,105            12,289             8,640

INCOME TAXES .......................                         1,597               170             4,835               350
                                                         ---------         ---------         ---------         ---------

NET INCOME .........................                     $   2,361         $   3,935         $   7,454         $   8,290
                                                         =========         =========         =========         =========

    Basic net income per share .....                     $    0.22         $    0.57         $    0.70         $    1.21
                                                         =========         =========         =========         =========

    Diluted net income per share ...                     $    0.22         $    0.56         $    0.69         $    1.18
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

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                              -----------------
                                                                               1998       1997
                                                                              ------     ------
OPERATING ACTIVITIES:
    Net income ..........................................................   $  7,454    $  8,290
    Adjustments to reconcile net income to net cash provided by operating activities --
          Depreciation and amortization .................................     10,864       8,272
          (Gain) loss on sale of equipment ..............................       (421)        123
          Provision for bad debts .......................................        177         745
          Deferred income tax provision .................................      1,886         149
          Changes in assets and liabilities--
              Increase in accounts receivable ...........................     (2,969)     (4,472)
              Increase in prepaid expenses and other ....................     (1,766)       (995)
              (Increase) decrease  in other assets ......................         26        (474)
              Increase in accounts payable and accrued expenses .........      6,397       2,985
              Decrease in claims and insurance reserves .................       (208)       (375)
              Increase (decrease) in accrued income taxes ...............       (432)        167
              Increase in deferred freight revenues......................        601         514
                                                                            --------    --------
                    Net cash provided by operating activities ...........     21,609      14,929
                                                                            --------    --------
INVESTING ACTIVITIES:
    Proceeds from sale of equipment .....................................      1,572         382
    Capital expenditures ................................................    (36,334)    (17,102)
                                                                            --------    --------
                    Net cash used in investing activities ...............    (34,762)    (16,720)
                                                                            --------    --------
FINANCING ACTIVITIES:
    Net borrowings on line of credit.....................................      7,000        --
    Payments of long-term debt ..........................................     (1,212)     (7,315)
    Proceeds from issuance of long-term debt ............................       --        15,539
    Payments of capital lease obligations ...............................       --          (450)
    Distributions to shareholder ........................................       --        (1,522)
    Proceeds from Employee Stock Purchase Plan ..........................        330        --
                                                                            --------    --------
                    Net cash provided by financing activities ...........      6,118       6,252
                                                                            --------    --------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ................................................     (7,035)      4,461
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD .................................................      7,185       2,403
                                                                            --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................   $    150    $  6,864
                                                                            ========    ========


        The accompanying notes are an integral part of these statements.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Jevic Transportation, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                                            Three Months Ended September 30,
                           ---------------------------------------------------------------
                                       1998                               1997
                           ------------------------------    -----------------------------
                                                  Per                                Per
                             Net                 Share         Net                  Share
                            Income    Shares     Amount       Income     Shares     Amount
                           -------    ------     ------       ------     ------     ------

Basic net income per
    share ............     $2,361     10,688      $0.22        $3,935     6,858     $ 0.57

Effect of dilutive
   securities ........       --           45       0.00          --         185      (0.01)
                           ------     ------      -----        ------     -----     ------
Diluted net income per
    share .............    $2,361     10,733      $0.22        $3,935     7,043     $ 0.56
                           ======     ======      =====        ======    ======     ======

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


                                            Nine Months Ended September 30,
                           ---------------------------------------------------------------
                                       1998                               1997
                           ------------------------------    -----------------------------
                                                  Per                                Per
                             Net                 Share         Net                  Share
                            Income    Shares     Amount       Income     Shares     Amount
                           -------    ------     ------       ------     ------     ------

Basic net income per
    share ............     $7,454     10,673      $0.70        $8,290     6,858     $ 1.21

Effect of dilutive
   securities ........       --          143      (0.01)         --         172      (0.03)
                           ------     ------      -----        ------     -----     ------
Diluted net income per
    share .............    $7,454     10,816      $0.69        $8,290     7,030     $ 1.18
                           ======     ======      =====        ======    ======     ======


3.  Computer Software Costs


In the period ended September 30, 1998, the Company early adopted the provisions of AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." During the three months ended September 30, 1998, the Company capitalized $279,000 of internally developed software costs related to an ongoing systems project. Such costs included $194,000 of wages and benefits for software developers employed by the Company and $85,000 paid to outside consultants. These costs will be amortized over the estimated useful life of the software beginning when the new system is placed in service.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of operating revenues represented by certain items in the Company's statements of income:

                                        Three Months Ended    Nine Months Ended
                                           September  30,       September  30,
                                        -------------------   ------------------
                                         1998         1997     1998        1997
                                        ------       ------   ------      ------
Operating revenues                      100.0%       100.0%   100.0%      100.0%
                                        ------       ------   ------      ------
Operating expenses:

    Salaries, wages and benefits ...     49.3         49.6     50.1        50.8
    Supplies and other expenses ....     17.9         18.1     17.4        18.8
    Purchased transportation .......     12.7          9.4     12.0         9.5
    Depreciation and amortization ..      6.4          5.9      6.5         6.0
    Operating taxes and licenses ...      4.5          5.0      4.6         4.9
    Insurance and claims ...........      1.8          1.8      1.8         2.0
    (Gain) loss on sale of equipment      0.0          0.1     (0.2)        0.1
                                         ----         ----     ----        ----
                                         92.6         89.9     92.2        92.1
                                         ----         ----     ----        ----
Operating income ...................      7.4         10.1      7.8         7.9
Interest expense, net ..............      0.6          1.8      0.5         1.8
Other income, net ..................     (0.1)        (0.1)    (0.1)       (0.1)
                                         ----         ----     ----        ----
Income before income taxes .........      6.9%         8.4%     7.4%        6.2%
                                         ====         ====     ====        ====


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Operating Revenues

     Operating revenues increased 16.6% for the three months ended September 30, 1998 to $57.0 million from $48.9 million for the comparable period of 1997. The increase resulted primarily from a 13.5% increase in total shipments. In addition, revenue per shipment increased 2.9% to $285 for the three months ended September 30, 1998 from $277 during the three months ended September 30, 1997.

Operating Expenses

     Operating expenses increased 20.3% to $52.8 million for the three months ended September 30, 1998 from $43.9 million for the comparable period of 1997. As a percentage of operating revenues, operating expenses increased to 92.6% for the three months ended September 30, 1998 from 89.9% for the comparable period of 1997. This increase in operating expenses is primarily due to increased revenues, as the majority of the Company's operating expenses are variable in nature. The percentage increase was the result of the Company's increased use of outside line-haul purchased transportation and local cartage.

     Salaries, wages and benefits increased 16.1% to $28.1 million for the three months ended September 30, 1998 from $24.2 million for the comparable period of 1997. As a percentage of operating revenues, salaries, wages and benefits decreased to 49.3% for the three months ended September 30, 1998 from 49.6% for the comparable period of 1997. This percentage decrease was primarily due to the Company's increased use of outside line-haul transportation in 1998.

     Supplies and other expenses, which primarily consist of operating leases, fuel, tolls, tires, parts and bad debt expense, increased 14.6% to $10.2 million for the three months ended September 30, 1998 from $8.9 million for the comparable period of 1997. As a percentage of operating revenues, supplies and other expenses decreased to 17.9% for the three months ended September 30, 1998 from 18.1% for the comparable period of 1997. This percentage decrease was primarily due to the Company's continuing shift toward the purchase of revenue equipment rather than leasing such equipment under operating leases and lower fuel prices, as well as the Company's increased use of outside line-haul purchased transportation in 1998.

     Purchased transportation increased 56.5% to $7.2 million for the three months ended September 30, 1998 from $4.6 million for the comparable period of 1997. As a percentage of operating revenues, purchased transportation increased to 12.7% for the three months ended September 30, 1998 from 9.4% for the comparable period of 1997. The increase was due to the increased use of outside line-haul transportation and local cartage to supplement the Company's fleet.

     Depreciation and amortization expense increased 27.6% to $3.7 million for the three months ended September 30, 1998 from $2.9 million for the comparable period of 1997. As a percentage of operating revenues, depreciation and amortization increased to 6.4% for the three months ended September 30, 1998 from 5.9% for the comparable period of 1997. The increase was primarily attributable to the Company's continuing shift toward the purchase of additional and replacement revenue equipment rather than leasing such equipment under operating leases and the Company's purchase of computer hardware.

     Operating taxes and licenses increased 8.3% to $2.6 million for the three months ended September 30, 1998 from $2.4 million for the comparable period of 1997. As a percentage of operating revenues, operating taxes and licenses decreased to 4.5% for the three months ended September 30, 1998 from 5.0% for the comparable period of 1997. This percentage decrease was primarily attributable to a decrease in fuel taxes due to the Company's increased use of outside line-haul transportation providers, who pay for their own taxes and licenses.

     Insurance and claims increased 11.1% to $1.0 million for the three months ended September 30, 1998 from $900,000 for the comparable period of 1997. As a percentage of operating revenues, insurance and claims remained unchanged at 1.8%. Increases in cargo claims and environmental expenses were offset by reduced premiums on renegotiated public liability and property damage insurance coverages that were effective April 1, 1998. In addition, the Company experienced favorable development of claims in the public liability and property damage segment.

Interest Expense

     Interest expense decreased 66.7% to $300,000 for the three months ended September 30, 1998 from $900,000 for the comparable period of 1997. As a percentage of operating revenues, interest expense decreased to 0.6% for the three months ended September 30, 1998 from 1.8% for the comparable period of 1997. Interest expense decreased due to the Company having paid off debt with part of the proceeds of the initial public offering in October 1997.

Income Taxes

     Income taxes increased to $1.6 million for the three months ended September 30, 1998 from $170,000 for the comparable period of 1997. In the third quarter of 1998 the Company was subject to corporate federal and state income taxes. Prior to the Company's initial public offering in October 1997 the Company was an S corporation, and, accordingly, was not subject to corporate income taxes, except for certain states for certain periods.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Operating Revenues

     Operating revenues increased 19.5% for the nine months ended September 30, 1998 to $166.5 million from $139.3 million for the comparable period of 1997. The increase resulted primarily from a 14.6% increase in total shipments. In addition, revenue per shipment increased 4.3% to $288 for the nine months ended September 30, 1998 from $276 during the nine months ended September 30, 1997.

Operating Expenses

     Operating expenses increased 19.7% to $153.5 million for the nine months ended September 30, 1998 from $128.2 million for the comparable period of 1997. As a percentage of operating revenues, operating expenses increased to 92.2% for the nine months ended September 30, 1998 from 92.1% for the comparable period of 1997. This increase in operating expenses is primarily due to increased revenues, as the majority of the Company's operating expenses are variable in nature. The percentage increase was the result of the Company's increased use of owner-operators, which was partially offset by a reduction in fuel prices and a reduction in insurance and claims expense.

     Salaries, wages and benefits increased 17.9% to $83.5 million for the nine months ended September 30, 1998 from $70.8 million for the comparable period of 1997. As a percentage of operating revenues, salaries, wages and benefits decreased to 50.1% for the nine months ended September 30, 1998 from 50.8% for the comparable period of 1997. This percentage decrease was primarily due to the Company's increased use of owner-operators and outside line-haul transportation in 1998.

     Supplies and other expenses, which primarily consist of operating leases, fuel, tolls, tires, parts and bad debt expense, increased 10.3% to $28.9 million for the nine months ended September 30, 1998 from $26.2 million for the comparable period of 1997. As a percentage of operating revenues, supplies and other expenses decreased to 17.4% for the nine months ended September 30, 1998 from 18.8% for the comparable period of 1997. This percentage decrease was due to the Company's continuing shift toward the purchase of revenue equipment rather than leasing such equipment under operating leases, lower fuel prices, the Company's increased use of owner-operators and outside line-haul purchased transportation in 1998.

     Purchased transportation increased 52.3% to $20.1 million for the nine months ended September 30, 1998 from $13.2 million for the comparable period of 1997. As a percentage of operating revenues, purchased transportation increased to 12.0% for the nine months ended September 30, 1998 from 9.5% for the comparable period of 1997. The percentage increase was primarily due to the increased use of owner-operators to supplement the Company's fleet and the increased use of outside line-haul transportation.

     Depreciation and amortization expense increased 31.3% to $10.9 million for the nine months ended September 30, 1998 from $8.3 million for the comparable period of 1997. As a percentage of operating revenues, depreciation and amortization increased to 6.5% for the nine months ended September 30, 1998 from 6.0% for the comparable period of 1997. The percentage increase was primarily attributable to the Company's continuing shift toward the purchase of additional and replacement revenue equipment rather than leasing such equipment under operating leases and the Company's purchase of computer hardware.

     Operating taxes and licenses increased 11.8% to $7.6 million for the nine months ended September 30, 1998 from $6.8 million for the comparable period of 1997. As a percentage of operating revenues, operating taxes and licenses decreased to 4.6% for the nine months ended September 30, 1998 from 4.9% for the comparable period of 1997. The percentage decrease was primarily attributable to a decrease in fuel taxes due to the Company's increased use of outside line-haul transportation and owner-operators, who pay for their own taxes and licenses.

     Insurance and claims increased 3.4% to $3.0 million for the nine months ended September 30, 1998 from $2.9 million for the comparable period of 1997. As a percentage of operating revenues, insurance and claims decreased to 1.8% for the nine months ended September 30, 1998 from 2.0% for the comparable period of 1997. The percentage decrease was attributable to favorable development of claims and reduced premiums on renegotiated insurance coverages that were effective April 1, 1998.

Interest Expense

     Interest expense decreased 64.0% to $900,000 for the nine months ended September 30, 1998 from $2.5 million for the comparable period of 1997. As a percentage of operating revenues, interest expense decreased to 0.5% for the nine months ended September 30, 1998 from 1.8% for the comparable period of 1997. Interest expense decreased due to the Company having paid off debt with part of the proceeds of the initial public offering in October 1997.

Income Taxes

     Income taxes increased to $4.8 million for the nine months ended September 30, 1998 from $350,000 for the comparable period of 1997. In the first nine months of 1998 the Company was subject to corporate federal and state income taxes. Prior to the Company's initial public offering in October 1997 the Company was an S corporation, and, accordingly, was not subject to corporate income taxes, except for certain states for certain periods.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been funds provided by operations, equipment leases and bank borrowings. Net cash provided by operating activities was approximately $21.6 million for the first nine months of 1998 compared to $14.9 million for the corresponding period in 1997. The increase in cash provided by operations is primarily attributable to the Company's increased income before depreciation and amortization expense in 1998, a smaller increase in accounts receivable in 1998 compared to 1997, and the timing of certain payments, resulting in increased accounts payable in 1998.

     Capital expenditures, net of trade-in allowances, totaled approximately $36.3 million during the first nine months of 1998 compared to $17.1 million in the comparable period of 1997. For the nine months ended September 30, 1998, the $36.3 million of capital expenditures were comprised of $18.7 million of revenue equipment, $13.9 million for facilities and $3.7 million of other equipment.

     The Company generally purchases new line-haul tractors and replaces them after three years. Regional and local tractors are replaced after five years, depending on levels of use. The Company generated cash proceeds from sales of used tractors of $1.6 million in the nine months ended September 30, 1998 versus $382,000 in the comparable period of the prior year.

     Net cash provided by financing activities was approximately $6.1 million for the nine months ended September 30, 1998 compared to net cash provided of $6.3 million for the comparable period of 1997. At September 30, 1998, total borrowings under long-term debt totaled $23.4 million, maturing through 2007, and obligations relating to operating leases totaled $10.4 million through 2013, of which $1.7 million related to a facility lease with the Company's founders.

     Jevic is a party to a $35 million credit facility with First Union National Bank. The credit facility includes a $10 million working capital revolving line of credit, with borrowings limited to 80% of the Company's eligible accounts receivable, as defined, and a $25 million equipment revolving line of credit used to purchase or refinance revenue equipment. At September 30, 1998, there was $4.6 million outstanding under the equipment revolver, $7.0 million outstanding under the working capital revolver and an additional $525,000 of outstanding standby letters of credit under the working capital revolver. The equipment revolving line of credit is secured by a first priority, perfected security interest in the revenue equipment purchased or refinanced. The rate of interest on both lines of credit is, at the Company's election, either the Bank's base rate (higher of the Federal Funds Rate plus 1/2 of 1% or the prime commercial lending rate of First Union) or a rate based on the London Interbank Offered Rate (LIBOR). The working capital line of credit expires in June 2003; the equipment line of credit expires in June 2000. The agreement allows the Company to convert outstanding amounts under the equipment revolver to term loans if the line of credit is not renewed. The credit facility contains covenants made by the Company which limit its ability to make business acquisitions and pay dividends on its capital stock, including the Common Stock, among other things.

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

Year 2000 Compliance

     Many computer systems were not designed to handle dates beyond the year 1999, and, therefore, computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. If the hardware and software are not Year 2000 compliant, system failures could occur which could prevent the Company from conducting business.

     The Company has established a Year 2000 team consisting of management and information technology employees to identify and address Year 2000 issues. This team is responsible for ascertaining the Year 2000 compliance of the Company's own computer systems, as well as determining the compliance level of the Company's vendors and customers. The team is also responsible for establishing contingency plans in the event that mission critical systems, vendors or customers are not able to reach Year 2000 compliance.

     The Company is in the process of upgrading its primary computer platform in order to provide increased enterprise computing and additional disaster recovery capabilities. This new system was designed to be Year 2000 compliant and is anticipated to be fully operational as of June 1, 1999.

     The Company's Year 2000 team has assessed the level of Year 2000 compliance of the Company's other computer hardware and software components. The assessment included analyzing the compatibility of all personal computers and their operating systems, as well as all third party software packages currently used by the Company. The Company is currently determining the actions required to bring all personal computers and software packages into Year 2000 compliance. Management does not expect the costs associated with any required conversions of such other systems to ensure Year 2000 compliance to be significant.

     The Company has contacted its mission critical vendors requesting information regarding their Year 2000 compliance. Significant customers have also been contacted to determine the extent of their Year 2000 compliance. The Company has not received sufficient information to properly assess whether vendors and customers will be Year 2000 compliant in time to avoid business interruptions. In the event that any of the Company's significant vendors or customers do not successfully achieve Year 2000 compliance on a timely basis, the Company's business or operations could be adversely affected.

     Assuming substantial Year 2000 compliance by the Company's significant vendors and customers, the Company does not expect Year 2000 related expenditures to have a material adverse impact on its financial condition or results of operations.

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


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits
                 * Exhibit 27.1  - Financial Data Schedule
         b.   Reports on Form 8-K - None

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 1998.




                                                   JEVIC TRANSPORTATION, INC.

                                              By:  _____________________________
                                                   Harry J. Muhlschlegel
                                                   Chief Executive Officer


                                              By:  _____________________________
                                                   Brian J. Fitzpatrick
                                                   Senior Vice President and
                                                   Chief Financial Officer