Form 10-K405
period 1998-12-31
JEVIC TRANSPORTATION INC
filed 1999-03-31
CIK 1044066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1998    Commission file number 000-23095
                           -----------------                           ---------


                           Jevic Transportation, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 New Jersey                               22-2373402
       -------------------------------                -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)


                600 Creek Road, Delanco, NJ                 08075
          ---------------------------------------         ----------
          (Address of principal executive offices)        (Zip Code)


       Registrant's telephone number, including area code: (609) 461-7111

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X Yes     No
                                   ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

On March 10, 1999, the aggregate market value of the Registrant's Common Equity (including Common Stock and Class A Common Stock), no par value, held by nonaffiliates of the Registrant was approximately $29,857,182.

On March 10, 1999, 10,715,741 shares of the Registrant's Common Equity, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Shareholders scheduled to be held on May 14, 1999 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1. Business

Overview

     Jevic is a motor carrier that combines the high revenue yield characteristics of a typical LTL carrier with the operating flexibility and low fixed costs of a truckload carrier. Jevic utilizes a simplified in-route delivery system in which over 70% of the Company's shipments are delivered to their destinations directly from line-haul trailers, eliminating the need for an expensive network of labor-intensive breakbulk terminals, which most LTL carriers use to distribute shipments. Jevic's revenue per terminal for 1998 was approximately $33.2 million. The Company serves shippers throughout the eastern half of the United States and in selected markets in the remainder of the continental United States and Canada through its origination facilities located in the metropolitan areas of Atlanta, Boston, Charlotte, Chicago, Houston and Philadelphia. From 1996 to 1998, the Company's operating revenues and operating income grew at compound annual rates of 20.9% and 33.3% respectively.

     Jevic's Breakbulk-Free system utilizes a simplified network of terminals, which serve as regional origination points for initial consolidation of freight on a trailer. The Company strategically combines smaller shipments (typically handled by LTL carriers) with larger shipments (typically handled by truckload carriers) in a sequence that permits direct unloading at each shipment's destination, with no need to rehandle individual shipments at one or more breakbulk terminals. Typical LTL carriers have to reload shipments into local trucks for final delivery, whereas, in most cases, Jevic's operating system avoids further rehandling at the destination facility. This generally results in less damage to freight and faster transit times for less than full truckload shipments. Jevic's flexible operating system minimizes rehandling of freight and provides a broad range of transportation services.

Service

     Jevic seeks to customize its service offerings to meet its customers' evolving requirements for greater speed and reliability. By regularly expanding the services it provides, the Company increases the types of shipments it can efficiently handle from existing customers and is able to attract and service new customers.

     Fast Delivery Times. The Company provides next day and, in many cases, next morning service along regional lanes of up to 500 miles. As an example, Jevic offers freight delivery from metropolitan Philadelphia to metropolitan Boston by noon on the next business day. In addition, Jevic offers delivery from metropolitan Atlanta to New England by the morning of the second day after pickup and from the Northeast to metropolitan Chicago in two days.

     Wide Range of Shipment Sizes. Jevic provides its customers with the flexibility to handle shipments of a range of sizes and weights not typically provided by standard LTL or truckload carriers, which enhances the Company's ability to become a core carrier to its customers. Many of the Company's customers require transportation of multiple shipments ranging from as little as 50 pounds to over 40,000 pounds. While a truckload carrier would charge a customer the full truckload rate for each shipment weighing over 10,000 pounds even if it does not fill a trailer, the Company can efficiently handle the customer's partial truckload shipments, charging the customer less than a full truckload rate, and then integrating smaller shipments from the same customer or other customers in the same region to fill the rest of the trailer. This allows the customer to save money on the truckload portion of the shipment and the Company to increase freight density and shipments per pickup, thereby minimizing incremental costs and improving operating efficiencies.

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

Breakbulk-Free Operating Model

     Jevic utilizes a simplified network of terminals, which serve as regional origination points for initial consolidation of freight on a trailer. Shipments of various sizes are typically picked up "same day" from customers and the Company combines smaller shipments (typically handled by LTL carriers) with larger shipments (typically handled by truckload carriers) onto a line-haul trailer in a sequence that permits the direct unloading of each shipment at its final destination. This simplifies the delivery process by reducing the number of facilities needed to effect delivery. The Company's in-route delivery system bypasses intermediate breakbulk terminals and, in most cases, destination terminals.

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

Market and Customers

     Jevic's sales force utilizes a consultative approach to develop customized logistics-based solutions to meet its customers' total transportation and distribution needs. These solutions are designed to reduce the customer's total transportation costs, inventory carrying costs, handling costs, loss and damage claims and information processing costs. The Company's customer-focused approach, in which Jevic provides information and problem solving as well as transportation, helps expand the Company's customer base and forge long-terms relationships with customers.

     The Company targets prospective customers whose logistics needs are not being met and develops solutions for those needs. Once a customer begins to use Jevic for certain of its shipping needs, the Company offers the customer additional transportation services to develop the account while increasing its pickup, lane and delivery density.

     Jevic develops new geographic markets in existing or new lanes and regions and monitors existing lanes for lane balance in both directions. The Company addresses unbalanced lanes by creating new sales territories in the specific areas that require additional freight as an origination point. Sales territories are designed to minimize the distance between pickups and increase fleet utilization, and seasoned sales personnel are recruited and hired for each territory. Potential customers within the new territory are researched and qualified through telephone interviews and a final list of top potential accounts is selected as a starting point for the sales process.

     At December 31, 1998, the Company had a direct sales staff of 102 employees. The sales force is comprised of experienced motor carrier representatives who have been recruited for territories geographically located to maximize both pickup and lane density. The Company's sales personnel have knowledge of the local market in which they operate and receive specialized training in order to learn the Jevic system, including the disciplined sales criteria used in the customer selection process. Many sales personnel work from their homes, which are typically located in the region of an existing or planned Company facility. The sales force is divided among three regions covering the Northeast, South/Southeast and Midwest. The Company's National Accounts Department coordinates the marketing efforts for customers with multiple shipping locations across the country.

     At December 31, 1998, the Company's customer based included over 8,000 active accounts. The Company transports general commodities, including chemical commodities used in manufacturing, petroleum, non-durable and durable goods, paper products, rubber, plastics, pharmaceuticals and cosmetics.

     In 1998, Jevic's largest 20, 10 and five customers accounted for approximately 22.3%, 17.2% and 12.1% of the Company's operating revenues, respectively. During the same year, the Company's largest customer accounted for approximately 4.0% of operating revenues. Because approximately 49% of the Company's revenues from its top 200 customers in 1998 had standard industrial classification codes in the chemicals industry, the Company believes that a significant amount of its business is generated from transporting chemicals, including various materials which are subject to environmental and safety regulations.

Regional Facility Operations

     Jevic currently operates through eight regional facilities. The Company's principal regional facility and headquarters are located in metropolitan Philadelphia, and its other facilities are located in metropolitan Atlanta, Boston, Charlotte, Chicago, Cincinnati, Cleveland and Houston. Jevic's regional facilities are strategically located to permit the Company to provide high quality service and minimize freight rehandling to reduce costs. The Company uses its regional facilities as origination points for initial consolidation of freight onto the trailer for delivery in-route to the customer. Jevic does not use regional facilities as breakbulk terminals. Over 70% of the Company's LTL tonnage is routed directly from the originating terminal to the customer's destination. The remaining freight is unloaded at a Company terminal for final local delivery to the destination, typically in a situation where a specific piece of equipment, such as a liftgate, is required in the unloading process but is not available on the trailer or where the customer requires a specific delivery time.
                                       4

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

     The Company's growth plans include adding selected regional facilities in new regions when supported by customer demand.

Technology

     The Company believes that its use of proven technologies enhances the Company's efficiency and provides competitive service advantages. Through this technology, the Company provides better and more timely information to its customers, improves its operating efficiency and controls and more effectively leverages its resources.

     Satellite Communications. The Company has installed the QUALCOMM OmniTRACS Satellite-based communications system ("OmniTRACS System") throughout its fleet. Although more common to the truckload segment, most LTL carriers do not use satellite-based communications systems. Operating continuously, the OmniTRACS System assists the Company's dispatchers in load planning and enables them to monitor the movement of freight and simplifies the location of equipment. The OmniTRACS System also permits timely and efficient communication of critical operating data, such as shipment orders, loading instructions, routing, safety, maintenance, billing, tracing and delivery information. For example, dispatchers assign loads by entering the required information into the system. Drivers then access the previously-planned pickup from the system and acquire all the necessary customer, order and routing information through their on-board OmniTRACS display unit, thus eliminating waiting time and inefficient dependence on truckstop and roadside telephones. Before installation of the OmniTRACS system, Jevic typically lost one hour or more of productive time per driver per day while the driver stopped to wait for and use a telephone.

     Enterprise Wide Computing. The Company's NCR 3555 UNIX platform works in conjunction with a Novell/NT network consisting of over a dozen file servers, provides connectivity with all Company facilities and produces operational reports for all end users at the Company's headquarters. In 1998, the Company added a Sequent NUMA-Q 2000 computer architecture in order to provide increased enterprise computing and additional disaster recovery capabilities. Relational database technology (RDBMS) is being employed to provide flexibility and consistency of data. The Company is developing enhancements to its core transportation application with custom-designed software.

         Document Imaging. The Company uses an optical imaging system to scan documents such as bills of lading and delivery receipts onto compact disks.
Images are available across all networks to reduce clerical and management time required to enter and retrieve information. This process enhances the availability and increases the utilization of data, especially that which pertains directly to customer service. The Company is currently adding additional storage and system functionality that will increase image retention, eliminate many manual duties and be expandable to meet future requirements.

     Bar Coding. In 1999, the Company plans to install a comprehensive freight locator and cross docking system. The bar coding system is designed to enhance the Company's freight tracking capability and reduce cargo claims and also to improve operational efficiency through the placement of a bar code on every shipment which is readable by drivers and facility personnel using a handheld wireless scanner.

Drivers

     A key element contributing to the Company's growth has been its driver force. As a former driver, Harry Muhlschlegel, the Company's co-founder and Chief Executive Officer, has continually emphasized the importance of a stable, high quality driver force. The Company has implemented policies and programs to maintain a high level of driver quality and job satisfaction. In 1998, the average annual total wages paid to drivers who worked full time during the year was over $56,000, not including health insurance and other related benefits provided by the Company. Jevic's line-haul drivers are typically able to return home once a week and are provided with late model tractors with modern features to provide driver comfort. Although the industry experiences driver shortages from time to time, Jevic has been successful in maintaining an adequate number of qualified drivers. The Company's annual driver turnover rate was 22.8% in 1998. Among drivers who have worked for the Company for more than one year, the turnover rate for 1998 was 5.4%. As of December 31, 1998, 71% of the Company's drivers had worked for the Company for more than one year, and 52% of them had worked for the Company for more than two years.

     At December 31, 1998, Jevic employed 1,174 Company drivers. In addition, 119 owner-operator drivers provided services to the Company. The Company believes that its proven ability to recruit and retain dedicated, skilled drivers is a key factor in the Company's continued growth and success. The Company's recruiting and selection methods are designed to attract the best drivers, which contributes to customer satisfaction and reduced claims and insurance expense as a percentage of revenues. Using these methods, the Company has been able to more effectively recruit, hire and retain a reliable, stable driver workforce.

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

     The Company believes that its stringent selection criteria for drivers, and its initial and regular refresher training courses for drivers, have been important factors in improving the company's safety record. Drivers are eligible for bonuses ranging from $500 to $2,500 annually for safe and courteous driving, depending on seniority within the Company.

Owner-Operators

     In 1996, the Company initiated an owner-operator program. At December 31, 1998, the Company had contracts with 119 owner-operators that require the contractor to furnish a tractor and a driver exclusively to transport, load and unload goods carried by the Company. Owner-operators are subject to the same recruitment criteria as employee drivers and undergo the same orientation and training programs. The owner-operators are compensated at a contracted rate per mile and per pickup and delivery made in-route. The owner-operator program provides the Company with an alternative method of obtaining additional revenue equipment with no capital investment, improving return on assets. It also provides access to an additional pool of drivers in response to the intense industry competition for qualified drivers and, to a lesser degree, serves to reduce the Company's direct exposure to fuel price fluctuations.

Revenue Equipment and Maintenance

     At December 31, 1998, the Company operated 1,093 tractors, including 796 road and regional tractors and 297 local tractors. The Company's policy is to use new road tractors for up to 500,000 miles, after which they are generally traded in or sold. Based on current tractor mileage levels, this translates to approximately three years for tractors used in interregional operations and approximately five years for tractors used in regional or local operations. The major operating systems of the Company's tractors are covered by manufacturers' warranties for between 250,000 to 750,000 miles. Most of the Company's tractors are covered by agreements under which the Company has the right to resell the tractors to the vendor at a defined price. All owner-operators' tractors are required to pass DOT inspection before use in the Company's fleet.

     At December 31, 1998, the Company operated a fleet of 2,016 trailers, including 479 53-foot trailers, 1,385 48-foot trailers, and 152 28-foot "pup" trailers. Trailers are generally traded after 10 years. At December 31, 1998, 44.8% of the Company's trailers were equipped with integrated heated capability.

     The Company has rigid specifications for all tractor and engine components and has selected, among others, Freightliner tractors and Cummins engines as its standard equipment. The Cummins electronic diesel engines control speed and decrease fuel consumption. All tractors have modern features designed to enhance performance and provide driver comfort.

     In order to enhance its Breakbulk-Free operating model, Jevic uses twin 28-foot trailers, or pups. The Company derives several advantages through the selective use of pup trailers. The use of twin pups permits more freight to be hauled with one tractor than could be hauled if one larger trailer were used. The pups are separated without rehandling of freight, and deliveries are made from two pups to different destinations at the same time, providing a significant improvement in delivery times. Deliveries via pup trailers can effectively double the number of deliveries per day compared to a single 48-foot or 53-foot trailer. Jevic also uses pups to effect deliveries in regions where the delivery density is high enough to require it, but where pickup density has not developed to the point of opening a new regional facility to originate shipments out of the region.

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

     In 1998, insurance and claims as a percentage of operating revenues was 1.8%, which the Company believes is low in comparison to the trucking industry as a whole. This performance is the result of careful driver recruiting, extensive driver training and the emphasis on a safety-conscious culture throughout the Company.

     The Company is self-insured for cargo claims up to $5,000 per occurrence. The Company self-insures for bodily injury claims for up to $20,000 per occurrence. Since 1993 the Company has self-insured for workers' compensation claims of up to $250,000 per occurrence in order to capitalize on its favorable claims history. During the past four years the Company received only 15 claims exceeding $50,000, of which only two exceeded $100,000. This led to an increase in the Company's discount from standard insurance premium rates from 38% in 1992 to 79% in 1998.

Employees

     At December 31, 1998, the Company had 2,326 employees in the following categories:

               Category                                        No. of Employees
               --------                                        ----------------
     Drivers..................................................       1,174
     Executives and Administrative............................         698
     Dockworkers..............................................         269
     Mechanics................................................          83
     Sales and Marketing......................................         102

     None of Jevic's employees are represented by a collective bargaining unit. At December 31, 1998, the Company had 119 owner-operator drivers under contract in addition to its employee drivers, and employed 102 part-time employees. Management believes that relations with its employees and owner-operators are good.

     The Company's executive officers provide strategic direction and emphasize and monitor continuous operating improvement, allowing operating management to concentrate on producing and delivering competitive products and to respond quickly to market conditions.

Fuel Availability and Cost

     The motor carrier transportation industry is dependent upon the availability of diesel fuel. Increases in fuel prices or fuel taxes, shortages of fuel or rationing of petroleum products could have a material, adverse effect on the operations and profitability of the Company. As a result of its relationships with major fuel suppliers, the Company has not experienced difficulties in maintaining a consistent and ample supply of fuel, but fuel is one of the Company's most substantial operating expenses. In order to reduce the Company's vulnerability to rapid increases in the price of fuel, the Company enters into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices. The Company is a party to agreements with three fuel suppliers to purchase approximately 35% of its estimated fuel needs through April 2000 at fixed prices. Although these arrangements help reduce the Company's vulnerability to rapid increases in the price of fuel, the Company will not benefit from a decrease in the price of fuel to the extent of its commitment to purchase fuel under these contracts.

Competition

     The trucking portion of the transportation industry is highly competitive and fragmented. Jevic competes with regional, inter-regional and national LTL carriers of varying sizes and, to a lesser extent, with truckload carriers, air freight carriers and railroads, a number of which have greater financial resources, operate more revenue equipment and have larger freight capacity than the Company. Also, in certain regions, the Company faces competition from local carriers. The Company's principal competitors are Roadway Express, Inc., Yellow Corp., Consolidated Freightways Corp., Con-Way Transportation Services, Arkansas Best Corp. and U.S. Freightways.

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

     The Company believes that there are substantial barriers to entry, which restrict the ability of competitors to adopt a Breakbulk-Free operating model. Small LTL carriers typically lack the necessary critical mass, freight density and capital, while large LTL carriers typically have work rules and labor practices that lack the flexibility which a Breakbulk-Free system requires. Truckload carriers lack a system to accommodate both multiple pick-ups and multiple deliveries and would require a substantial capital investment to build the necessary terminals. Additionally, the Breakbulk-Free operating model requires high quality drivers and sophisticated operating systems and management, which the Company has developed internally over an extended period of years.

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

     The transportation industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for the costs of providing services to shippers. From time to time, various legislative proposals are introduced to increase federal, state, or local taxes, including taxes on motor fuels. The Company cannot predict whether, or in what form, any increase in such taxes applicable to the Company will be enacted.

The executive officers of the Company are:

        Name                Age       Position
        ----                ---       --------
Harry J. Muhlschlegel       52        Chairman of the Board and Chief Executive
                                      Officer

Karen B. Muhlschlegel       52        Vice President, Secretary and Director

Paul J. Karvois             44        President, Chief Operating Officer and
                                      Director

Brian J. Fitzpatrick        39        Senior Vice President and Chief Financial
                                      Officer

Joseph A. Librizzi          50        Senior Vice President - Marketing and
                                      Sales

Raymond M. Conlin           36        Senior Vice President - Administration

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

     Brian J. Fitzpatrick joined Jevic in September 1993 as Senior Vice President - Finance in order to create the Company's financial and administrative division. He was elected to the office of Chief Financial Officer in February 1995, in which capacity he is additionally responsible for developing overall financial strategies and technology systems for the Company. Prior to joining the Company, Mr. Fitzpatrick had 12 years of commercial banking experience.

     Joseph A. Librizzi joined Jevic in April 1997 as Senior Vice President - Marketing and Sales. Prior to joining the Company, Mr. Librizzi had more than 26 years of experience in Operations and Sales, holding executive positions in the LTL industry for both regional and national companies.

     Raymond M. Conlin was elected to the office of Senior Vice President - Administration in October 1998. He joined the Company in June 1993 as Director of Insurance and later in that year assumed the role of Director of Risk Management. Mr. Conlin was promoted to the position of Vice President - Administration in June 1995. Prior to joining the Company, Mr. Conlin had eight years of financial, sales and operations experience in the transportation industry.

Item 2. Properties

     The Company owns its headquarters and main regional facility located in Delanco, New Jersey, near Philadelphia. The Company also owns its Houston, Chicago, Charlotte and New England regional facilities and leases regional facilities in Atlanta, Cleveland and Cincinnati. In 1998, the Company completed the construction of new facilities in metropolitan Boston and Chicago which replaced its leased facilities.

Owned Facilities


                                                              Square Footage
                                                 ------------------------------------------
                                                                    Terminal
                                                           # of       and
                Location                         Acres     Doors     Office     Maintenance
                --------                         -----     -----    --------    -----------
600 Creek Road, Delanco, NJ (Phila. Metro)......  36.0      108      155,900       17,400
700 Creek Road, Delanco, NJ (Phila. Metro)(1)...  19.5       --       36,000           --
Charlotte.......................................  11.7       47       34,750        6,400
Chicago.........................................  41.0      100      142,065       16,250
Houston.........................................   6.5       44       15,870        3,920
New England.....................................  21.0       80       88,000        3,125

Leased Facilities

                                               Square Footage
                         ------------------------------------------------------------
                                           Terminal
                                  # of        and                          Lease
    Location             Acres    Doors     Office     Maintenance       Expiration
    --------             -----    -----    --------    -----------       ----------
Atlanta...............   18.0       74      34,400         7,056       April 2000
Cincinnati............   16.0       72      48,200           n/a       September 2003
Cleveland.............    8.0       48      17,976         1,632       September 2003
Willingboro, NJ.......    5.5       --          --        24,000       December 2013

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

     None.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company completed its initial public offering of common stock on October 7, 1997, and its common stock is traded on the Nasdaq National Market under the symbol "JEVC".

     The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Company's common stock, as reported on the Nasdaq National Market:

        Period                                             High           Low
        ------                                            ------         ------
     1998
     ----
     First Quarter                                        $17.25         $13.88
     Second Quarter                                        16.00          10.50
     Third Quarter                                         12.00           5.50
     Fourth Quarter                                         9.13           5.50

     1997                                                  High           Low
     ----                                                 ------         ------
     Fourth Quarter (commencing October 7, 1997) (1)      $18.88         $15.38
--------
(1)  The date the Company's Common Stock commenced trading.

     As of March 9, 1999, there were 79 holders of record of the Company's common stock and an estimated number of beneficial owners of the common stock of approximately 1,600.

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

Item 6. Selected Financial Data

     The following selected financial and operating data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein. Please refer to Note 2 and
Note 7 of "Notes to Consolidated Financial Statements" concerning 1997 income taxes and pro forma data.


                                                              Year Ended December 31,
                                          ---------------------------------------------------------------------
                                             1998           1997           1996           1995           1994
                                          ---------      ---------      ---------      ---------      ---------
                                                 (In thousands, except per share and certain operating data)
INCOME STATEMENT DATA:
Operating revenues ..................     $ 226,123      $ 190,821      $ 154,799      $ 125,973      $ 119,299
                                          ---------      ---------      ---------      ---------      ---------
Operating expenses:
     Salaries, wages and benefits ...       114,181         95,739         81,215         67,541         58,276
     Supplies and other expenses ....        39,427         35,983         32,824         30,290         30,553
     Purchased transportation .......        27,109         18,913         10,761          5,608          4,019
     Depreciation and amortization ..        14,801         11,465          8,732          6,445          4,395
     Operating taxes and licenses ...        10,393          9,066          8,722          7,767          7,369
     Insurance and claims ...........         3,970          4,071          3,325          2,612          3,141
     (Gain) loss on sale of equipment          (444)           145           (170)          (340)          (191)
                                          ---------      ---------      ---------      ---------      ---------
                                            209,437        175,382        145,409        119,923        107,562
                                          ---------      ---------      ---------      ---------      ---------
            Operating income ........        16,686         15,439          9,390          6,050         11,737
Interest expense, net ...............         1,431          2,836          2,966          1,773          1,080
Other income, net ...................          (192)          (401)          (200)          (153)          (106)
                                          ---------      ---------      ---------      ---------      ---------
Income before income taxes ..........        15,447         13,004          6,624          4,430         10,763
Income taxes ........................         6,126         10,586            429            191            351
                                          ---------      ---------      ---------      ---------      ---------
Net income ..........................     $   9,321      $   2,418      $   6,195      $   4,239      $  10,412
                                          =========      =========      =========      =========      =========
    Basic net income per share ......     $    0.87      $    0.31      $    0.90      $    0.62      $    1.52
                                          =========      =========      =========      =========      =========
    Diluted net income per share ....     $    0.86      $    0.30      $    0.88      $    0.62      $    1.52
                                          =========      =========      =========      =========      =========
Pro forma data:
    Income before income taxes.......                    $  13,004
    Income taxes.....................                        5,202
                                                         ---------
    Net income.......................                    $   7,802
                                                         =========
       Basic net income per share....                    $    0.94
                                                         =========
       Diluted net income per share..                    $    0.92
                                                         =========


                                                              Year Ended December 31,
                                          ---------------------------------------------------------------------
                                             1998           1997           1996           1995           1994
                                          ---------      ---------      ---------      ---------      ---------
OPERATING DATA:
Total shipments (000s)...............           784            685            586            453            370
Total miles (000s)...................       104,371         91,527         75,795         65,599         65,855
Average operating revenue:
     Per mile........................     $    2.17      $    2.08      $    2.04      $    1.92      $    1.81
     Per tractor per week............     $   3,859      $   3,807      $   3,764      $   3,539      $   3,553
Number of tractors at end of year:
     Company.........................         1,093            937            776            740            685
     Owner-operator..................           119            123             63             --             --



                                                                        December 31,
                                          ---------------------------------------------------------------------
                                             1998           1997           1996           1995           1994
                                          ---------      ---------      ---------      ---------      ---------
                                                                      (In thousands)
BALANCE SHEET DATA:
Working capital (deficit)............     $   6,490      $  13,852      $  (5,917)     $  (2,727)     $   1,336
Property and equipment, net..........       114,006         77,894         58,967         46,958         31,204
Total assets.........................       147,839        113,368         82,355         66,427         49,037
Long-term debt, less current
   maturities........................        31,008         15,679         28,855         25,734         14,554
Shareholders' equity.................        75,305         65,537         24,071         18,236         17,702


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Jevic was founded in 1981 after the deregulation of the trucking industry, and has developed an operating system that combines the high revenue yield characteristics of a typical LTL carrier with the operating flexibility and low fixed costs of a truckload carrier. Most other motor carriers have continued to specialize as either truckload, moving one shipment at a time, or less-than-truckload, moving multiple small shipments through networks of up to 500 terminals.

     The Company's system uses a small number of regional facilities that serve as origination points for consolidation of both small and large shipments. The shipments are then loaded onto line-haul trailers in a sequence that permits direct unloading at each shipment's destination, eliminating the need to rehandle individual shipments at one or more breakbulk terminals. Management focuses on adjusting freight mix to maximize asset utilization. The Company maintains a high percentage of variable costs in order to minimize the impact of short-term swings in demand.

     Because of the distinct nature of Jevic's operating system, the Company believes that profitability measures and expense ratios traditionally used to evaluate truckload or less-than-truckload carriers are generally not meaningful. Jevic's results of operations have been impacted by two key trends. First, Jevic has been increasing the percentage of its shipments transported by owner-operators and outside line-haul purchased transportation companies, who supply their own tractor and bear all associated expenses in return for a contracted rate. As a result, purchased transportation has increased as a percentage of operating revenues, offset by a reduction, as a percentage of operating revenues, of drivers' salaries, wages and benefits, depreciation, fuel, operating taxes and licenses and other supplies and operating expenses. Additionally, Jevic has shifted from a policy of leasing revenue equipment to purchasing revenue equipment. As a result, depreciation and interest expense has increased as a percentage of operating revenues while lease expense, which is included in supplies and other expenses, has decreased.

Results of Operations

     The following table sets forth for the periods indicated the percentage of operating revenues represented by certain items in the Company's statements of income:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                   1998        1997        1996
                                                  -----       -----       -----
Operating revenues .........................      100.0%      100.0%      100.0%

Operating expenses:
     Salaries, wages and benefits ..........       50.5        50.2        52.5
     Supplies and other expenses ...........       17.4        18.8        21.2
     Purchased transportation ..............       12.0         9.9         7.0
     Depreciation and amortization .........        6.5         6.0         5.6
     Operating taxes and licenses ..........        4.6         4.8         5.6
     Insurance and claims ..................        1.8         2.1         2.1
     (Gain) loss on sale of equipment ......       (0.2)        0.1        (0.1)
                                                  -----       -----       -----
                                                   92.6        91.9        93.9
                                                  -----       -----       -----
Operating income ...........................        7.4         8.1         6.1
Interest expense, net ......................        0.6         1.5         1.9
Other income, net ..........................       (0.1)       (0.2)       (0.1)
                                                  -----       -----       -----
Income before income taxes .................        6.9%        6.8%        4.3%
                                                  =====       =====       =====

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Operating Revenues. Operating revenues increased 18.5% in 1998 to $226.1 million from $190.8 million in 1997. The increase resulted primarily from a 14.5% increase in total shipments. In addition, revenue per shipment increased 3.2% to $288 in 1998 from $279 in 1997.

     Operating Expenses. Operating expenses increased 19.4% to $209.4 million in 1998 from $175.4 million in 1997. As a percentage of operating revenues, operating expenses increased to 92.6% in 1998 from 91.9% in 1997. This increase in operating expenses is primarily due to increased revenues, as the majority of the Company's operating expenses are variable in nature. The percentage increase was the result of the Company's increased use of outside line-haul purchased transportation and local cartage.

     Salaries, wages and benefits increased 19.3% to $114.2 million in 1998 from $95.7 million in 1997. As a percentage of operating revenues, salaries, wages and benefits increased to 50.5 % in 1998 from 50.2 % in 1997. This percentage increase was primarily due to the Company's hiring of additional personnel in connection with the expansion of two facilities and the start up of two new facilities.

     Supplies and other expenses, which primarily consist of operating leases, fuel, tolls, tires, parts and bad debt expense, increased 9.4% to $39.4 million in 1998 from $36.0 million in 1997. As a percentage of operating revenues, supplies and other expenses decreased to 17.4% in 1998 from 18.8% in 1997. This percentage decrease was primarily due to the Company's continuing shift toward the purchase of revenue equipment rather than leasing such equipment under operating leases, lower fuel prices, the Company's increased use of outside line-haul purchased transportation and a reduction in bad debt expense in 1998.

     Purchased transportation increased 43.4% to $27.1 million in 1998 from $18.9 million in 1997. As a percentage of operating revenues, purchased transportation increased to 12.0% in 1998 from 9.9% in 1997. The increase was due to the increased use of outside line-haul transportation and local cartage to supplement the Company's fleet, as the owner-operator earnings in 1998 remained flat at 6% of operating revenues.

     Depreciation and amortization expense increased 28.7% to $14.8 million in 1998 from $11.5 million in 1997. As a percentage of operating revenues, depreciation and amortization increased to 6.5% in 1998 from 6.0% in 1997. The increase was primarily attributable to the Company's continuing shift toward the purchase of additional and replacement revenue equipment rather than leasing such equipment under operating leases and the Company's purchase of computer hardware.

     Operating taxes and licenses increased 14.3% to $10.4 million in 1998 from $9.1 million in 1997. As a percentage of operating revenues, operating taxes and licenses decreased to 4.6% in 1998 from 4.8% in 1997. This percentage decrease was primarily attributable to a decrease in fuel taxes due to the Company's increased use of outside line-haul transportation providers, who pay for their own taxes and licenses.

     Insurance and claims decreased 2.4% to $4.0 million in 1998 from $4.1 million in 1997. As a percentage of operating revenues, insurance and claims decreased to 1.8% in 1998 from 2.1% in 1997. Increases in cargo claims and environmental expenses were offset by favorable premiums on public liability and property damage insurance coverages. In addition, the Company experienced favorable development of claims in the public liability and property damage segment.

     Interest Expense. Interest expense decreased 50.0% to $1.4 million in 1998 from $2.8 million in 1997. As a percentage of operating revenues, interest expense decreased to 0.6% in 1998 from 1.5% in 1997. Interest expense decreased due to the Company having paid off debt with part of the proceeds of the initial public offering in October 1997 and the Company average debt balances being lower during 1998.

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

     Operating Expenses. Operating expenses increased 20.6% to $175.4 million in 1997 from $145.4 million in 1996. Operating expenses as a percentage of operating revenues decreased to 91.9% in 1997 from 93.9% in 1996. This increase in operating expenses was primarily due to increased revenues, as the majority of the Company's operating expenses tend to be variable in nature. The percentage decreased was primarily the result of the Company's increased use of owner-operators in addition to increased tractor utilization.

     Salaries, wages and benefits increased 17.9% to $95.7 million in 1997 from $81.2 million in 1996. As a percentage of operating revenues, salaries, wages and benefits decreased to 50.2% in 1997 from 52.5% in 1996. This percentage decrease was primarily due to the Company's increased use of owner-operators in 1997.

     Supplies and other expenses, which primarily consist of operating leases, fuel, tolls, tires, parts and bad debt expenses, increased 9.8% to $36.0 million in 1997 from $32.8 million in 1996. As a percentage of operating revenues, supplies and other expenses decreased to `18.8% in 1997 from 21.2% in 1996. This percentage decrease was due to the Company's continuing shift toward the purchase of revenue equipment rather than leasing such equipment under operating leases, the Company's increased use of owner-operators and decreased fuel prices in 1997.

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

     Interest Expense. Interest expense decreased 6.7% to $2.8 million in 1997 from $3.0 million in 1996. As a percentage of operating revenues, interest expenses decreased to 1.5% in 1997 from 1.9% in 1996. The decrease in interest expense was primarily attributable to the repayment of long-term debt with a portion of the proceeds of the Company's initial public offering.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been funds provided by operations, equipment leases and bank borrowings. Net cash provided by operating activities was approximately $23.9 million in 1998 compared to $18.4 million in 1997. The increase in cash provided by operations in 1998 is primarily attributable to the Company's increased income before depreciation and amortization expense and deferred income taxes.

     Capital expenditures, net of trade-in allowances, totaled approximately $52.7 million in 1998 compared to $31.6 million in 1997. In 1998, the $52.7 million of capital expenditures were comprised of $26.4 million of revenue equipment, $20.9 million for facilities and $5.4 million of other equipment.

     The Company has budgeted for total capital expenditures of $35 million in 1999. This budget includes $21.7 million to purchase new tractors and $6.6 million to purchase new trailers. In addition, the Company plans to purchase $6.7 million of other equipment, primarily technology, during 1999. The Company may spend up to an additional $10 million for new tractors and trailers. The Company's cash flows from operations and bank borrowings will provide the primary funding for the Company's planned capital expenditures.

     The Company generally purchases new line-haul tractors and replaces them after three years. Regional and local tractors are replaced after five years, depending on levels of use. The Company generated cash proceeds from sales of used tractors of $2.2 million in 1998 versus $460,000 in 1997.

     Net cash provided by financing activities was approximately $19.4 million in 1998 compared to net cash provided of $17.6 million in 1997. At December 31, 1998, total borrowings under long-term debt totaled $33.6 million, maturing through 2009, and obligations relating to operating leases totaled $7.5 million through 2013, of which $1.7 million related to a facility lease with the Company's founders.

     Jevic is a party to a $35 million credit facility with First Union National Bank. The credit facility includes a $10 million working capital revolving line of credit, with borrowings limited to 80% of the Company's eligible accounts receivable, as defined, and a $25 million equipment revolving line of credit used to purchase or refinance revenue equipment. At December 31, 1998, there was $1.0 million outstanding under the equipment revolver, $2.0 million outstanding under the working capital revolver and an additional $450,000 of outstanding standby letters of credit under the working capital revolver. The equipment revolving line of credit is secured by a first priority, perfected security interest in the revenue equipment purchased or refinanced. The rate of interest on both lines of credit is, at the Company's election, either the Bank's base rate (higher of the Federal Funds Rate plus 1/2 of 1% or the prime commercial lending rate of First Union) or a rate based on the London Interbank Offered Rate (LIBOR). The working capital line of credit expires in June 2003; the equipment line of credit expires in June 2000. The agreement allows the Company to convert outstanding amounts under the equipment revolver to term loans if the line of credit is not renewed. The credit facility contains covenants made by the Company, which limit its ability to make business acquisitions and pay dividends on its capital stock, including the Common Stock, among other things.

     Jevic is also a party to an $18 million credit facility with PNC Bank. The credit facility includes an $8 million working capital revolving line of credit, with borrowings limited to 80% of the Company's eligible accounts receivable, as defined, and a $10 million equipment revolving line of credit used to purchase or refinance revenue equipment. At December 31, 1998, there were no borrowings under the equipment revolver and no borrowings under the working capital revolver. The equipment revolving line of credit is secured by a first priority, perfected security interest in the revenue equipment purchased or refinanced. The rate of interest on both lines of credit is, at the Company's election, either the Bank's base rate (higher of the Federal Funds Rate plus 1/2 of 1% or the prime commercial lending rate of PNC) or a rate based on the London Interbank Offered Rate (LIBOR). The working capital line of credit expires in June 2002; the equipment line of credit expires in July 1999. The agreement allows the Company to convert outstanding amounts under the equipment revolver to term loans at its discretion or if the line of credit is not renewed. At December 31, 1998, $9.8 million in outstanding balances had been converted to term loans with maturities to November 2002. The credit facility contains covenants made by the Company, which limit its ability to make business acquisitions and pay dividends on its capital stock, including the Common Stock, among other things.

     The Company believes that its cash and cash equivalents, funds generated from operations and available borrowings under its current or future credit facilities will be sufficient to fund the Company's capital expenditure requirements at least through 1999.

     While the Company may pursue selective acquisitions of businesses that are complementary with its operations, the Company currently does not have any commitments or agreements for any business acquisitions.

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

     The Company is in the process of upgrading its primary computer platform in order to provide increased enterprise computing and additional disaster recovery capabilities. This new system was designed to be Year 2000 compliant and is anticipated to be fully operational as of June 30, 1999.

     The Company is in the process of implementing a new financial reporting system. While the new system is being implemented primarily due to the growth of the Company and the resulting demand for greater speed and flexibility in financial reporting, the timing of the implementation was accelerated because of the Year 2000 compliance requirement. The Company is also upgrading the payroll processing package it uses from an outside payroll provider on an accelerated basis. Total expenditures associated with these two projects are expected to be approximately $600,000 including hardware, licensing fees and consulting fees.

     The Company's Year 2000 team has assessed the level of Year 2000 compliance of the Company's other computer hardware and software components. The assessment included analyzing the compatibility of all personal computers and their operating systems, as well as all third party software packages currently used by the Company. The Company is currently taking the actions required to bring all personal computers and software packages into Year 2000 compliance. Management does not expect the costs associated with any required conversions of such other systems to ensure Year 2000 compliance to be significant.

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

     The Company has begun preparing a contingency plan to address potential problem areas with vendors and other third parties. It is expected that assessment, remediation and contingency planning activities will be ongoing throughout the remainder of 1999. All identifiable material third party issues will be resolved in 1999.

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

Item 7a.  Quantitative And Qualitative Disclosure about Market Risk

The table below sets forth information about the Company's financial instruments including debt obligations and an interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. Variable interest rates on the Company's loans are adjusted based on the Company's level of compliance with certain financial covenants, as defined. This table assumes that the Company's level of compliance will be consistent within December 31, 1998 levels.


                                                                 Expected Maturity Date
                                  ----------------------------------------------------------------------------------------
                                                                      December 31,                                  Fair
                                    1999        2000        2001       2002       2003    Thereafter    Total       Value
                                  -------     -------     -------     ------     ------   ----------   -------     -------
                                                                     (In thousands)
Debt Obligations
----------------

Long-term debt
Fixed Rate                        $ 1,196     $ 1,266     $ 1,402       $861     $1,630    $12,189     $18,544     $18,544

Weighted average interest rate       7.50%       7.52%       7.56%      7.55%      7.50%      7.50%       7.51%

Variable Rate                     $ 1,431     $ 1,522     $ 1,610     $5,647     $  141    $ 4,740     $15,091     $15,091

Weighted average interest rate       5.60%       5.63%       5.69%      5.74%      5.80%      5.84%


Interest rate derivatives
-------------------------

Variable to fixed:
Notional amount                   $13,660     $12,138     $10,528     $4,881     $4,740     $4,740     $15,091
Average pay rate (fixed)             6.36%       6.44%       6.56%      7.65%      7.65%      7.65%
Average receive rate (variable)      5.60%       5.63%       5.69%      5.74%      5.80%      5.84%

Item 8. Financial Statements

     The Company's consolidated financial statements appear on pages F-1 through F-17, as set forth in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning directors, appearing under the caption "Election of Directors" in the Company's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders scheduled to be held on May 14, 1999, information concerning executive officers, appearing under the caption "Item 1. Business -

Executive Officers of the Company" in Part I of this Form 10-K, and information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated herein by reference in response to this
Item 10.

Item 11. Executive Compensation

     The information contained in the section titled "Executive Compensation" in the Proxy Statement, with respect to executive compensation, and the information contained in the section entitled "Director Compensation" with respect to director compensation, are incorporated herein by reference to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information contained in the sections titled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference to this Item 12.

Item 13. Certain Relationships and Related Transactions

     The information contained in the section titled "Certain Relationships and Transactions" in the Proxy Statement, with respect to certain relationships and related transactions, is incorporated herein by reference to this Item 13.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K

(a)  (1) Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K, commencing on page F-1.

     (2)  Schedules

The following consolidated financial statement schedule of the Company is filed as part of this Form 10-K on page F-17:

          Schedule II - Valuation and Qualifying Accounts

     (3)  Exhibits

Exhibit No.                        Description

*  3.1    Articles of Incorporation of the Company (Exhibit 3.1 to the Company's
          Form S-1 Registration Statement, No. 333-33469 (the "1997 Registration Statement")).

*  3.2    By-laws of the Company (Exhibit 3.2 to the 1997 Registration
          Statement).

+*10.1 1997 Incentive Plan. (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"))

+*10.2    1994 Stock Option Plan (Exhibit 10.2 to the 1997 Registration
          Statement).

* 10.3    Employee Stock Purchase Plan (Exhibit 10.5 to the 1997 Form 10-K).

+*10.4 401(K) Profit Sharing Plan (Exhibit 10.4 to the 1997 Registration Statement).

* 10.5 Supplemental Executive Retirement Plan (Exhibit 10.5 to the 1997 Form 10-K).

* 10.6 Promissory Note, dated April 14, 1997, made by Karen B. Muhlschlegel, as Trustee of the Karen B. Muhlschlegel 1996 Grantor Annuity Trust, in favor of the Company in the principal amount of $218,772 (Exhibit 10.8 to the 1997 Registration Statement).

* 10.7 Promissory Note, dated April 14, 1997, made by Harry J. Muhlschlegel, as Trustee of the Harry J. Muhlschlegel 1996 Grantor Annuity Trust, in favor of the Company in the principal amount of $219,293 (Exhibit 10.9 to the 1997 Registration Statement).

* 10.8    Lease Agreement made and entered into as of April 12, 1995 among Harry
          J. Muhlschlegel and Karen Muhlschlegel and the Company (Exhibit 10.10 to the 1997 Registration Statement).

* 10.9 Amendment to Lease Agreement made and entered into as of September 15, 1997 among Harry J. Muhlschlegel and Karen Muhlschlegel and the Company (Exhibit 10-9 to the 1997 Form 10-K).

* 10.10 Real Estate Sale Agreement made and entered into as of November 7, 1997 among Harry J. Muhlschlegel and Karen Muhlschlegel and the Company (Exhibit 10.10 to the 1997 Form 10-K).

* 10.11 Lease Agreement between James F. Lomma, as Landlord, and the Company, as Tenant, dated June 1, 1995, as amended (Exhibit 10.12 to the 1997 Registration Statement).

* 10.12 Commercial Lease Agreement made and effective March 1, 1997 by and between 864 Realty Trust and the Company (Exhibit 10.13 to the 1997 Registration Statement).

* 10.13 Lease Agreement made and entered into the 7th day of March, 1996 by and between Little Brownie Properties, Inc. and the Company (Exhibit
          10.14 to the 1997 Registration Statement).

* 10.14 Agreement of Lease made and entered into between Dongary Investments, Ltd. and the Company dated March 31, 1994 (Exhibit 10.15 to the 1997 Registration Statement).

* 10.15 Credit Agreement, dated June 28, 1996, between the Company and CoreStates Bank, N.A. (Exhibit 10.16 to the 1997 Registration Statement).

* 10.16 Security Agreement, dated as of June 28, 1996, by and between the Company and CoreStates Bank, N.A. (Exhibit 10.17 to the 1997 Registration Statement).

* 10.17 Promissory Note, dated October 31, 1995, made by the Company in favor of MetLife Capital Financial Corporation (Exhibit 10.18 to the 1997 Registration Statement).

* 10.18 Mortgage Security Agreement, Assignment of Leases and Rents and Fixture Filing, made as of October 31, 1995, by the Company in favor of MetLife Capital Financial Corporation (Exhibit 10.19 to the 1997 Registration Statement).

* 10.19 Tax Indemnity Agreement (Exhibit 10.20 to the 1997 Registration Statement).

* 10.20 Amended and Restated Credit Agreement between Jevic Transportation, Inc. and First Union National Bank, Dated June 22, 1998 (Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

* 21      Subsidiaries of Registrant (Exhibit 21 to the 1997 Form 10-K).

  23      Consent of Arthur Andersen LLP.

  27      Financial Data Schedule.

---------
*    Incorporated by reference.

+    Management contract or compensatory plan or arrangement.

(b)  No reports were filed on Form 8-K during the last quarter of fiscal 1998.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.


                                            JEVIC TRANSPORTATION, INC.

                                            By: /s/ Harry J. Muhlschlegel
                                                -------------------------------
                                                Harry J. Muhlschlegel
                                                Chief Executive Officer


                                            By: /s/ Brian J. Fitzpatrick
                                                -------------------------------
                                                Brian J. Fitzpatrick
                                                Senior Vice President and
                                                Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on March 30, 1999, in the capacities indicated:


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


/s/ Karen B. Muhlschlegel           Vice President, Secretary and Director
-----------------------------
Karen B. Muhlschlegel


/s/ Paul J. Karvois                 President, Chief Operating Officer and
-----------------------------       Director
Paul J. Karvois


/s/ Brian J. Fitzpatrick            Senior Vice President and Chief
-----------------------------       Financial Officer
Brian J. Fitzpatrick


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

      II. Valuation and Qualifying Accounts..............................  F-17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Jevic Transportation, Inc.:

We have audited the accompanying consolidated balance sheets of Jevic Transportation, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jevic Transportation, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

Philadelphia, PA.
  February 12, 1999

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except for share amounts)


                                                                                    DECEMBER 31,
                                                                              -----------------------
                                                                                 1998          1997
                                                                              ---------     ---------
                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ............................................     $      82     $   7,185
   Accounts receivable, less allowance for doubtful
       accounts of $1,105 and $1,527, respectively ......................        24,733        21,792
   Prepaid expenses and other ...........................................         6,058         3,172
   Deferred income taxes ................................................         1,452         1,862
                                                                              ---------     ---------
       Total current assets .............................................        32,325        34,011
PROPERTY AND EQUIPMENT, net .............................................       114,006        77,894
OTHER ASSETS ............................................................         1,508         1,463
                                                                              ---------     ---------
                                                                              $ 147,839     $ 113,368
                                                                              =========     =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt ....................................     $   2,627     $   1,976
   Line of credit .......................................................         3,000            --
   Accounts payable .....................................................         6,705         6,313
   Accrued salaries, wages and benefits .................................         2,918         2,178
   Other accrued expenses ...............................................         4,621         3,375
   Claims and insurance reserves ........................................         3,533         3,917
   Accrued income taxes .................................................           163           648
   Deferred freight revenues ............................................         2,268         1,752
                                                                              ---------     ---------
       Total current liabilities ........................................        25,835        20,159
                                                                              ---------     ---------
LONG-TERM DEBT ..........................................................        31,008        15,679
                                                                              ---------     ---------
DEFERRED INCOME TAXES ...................................................        15,641        11,782
                                                                              ---------     ---------
OTHER LIABILITIES .......................................................            50           211
                                                                              ---------     ---------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
   Preferred Stock, no par value, 10,000,000 shares
       authorized; none issued and outstanding ..........................            --            --
   Common Stock, no par value, 40,000,000 shares
       authorized; 4,976,197 and 4,918,656 shares issued and outstanding,
       respectively ....................................................            --            --
   Class A Common Stock, no par value, 10,000,000 shares
       authorized; 5,739,544 shares issued and
       outstanding, .....................................................            --            --
   Additional paid-in capital ...........................................        72,263        71,816
   Retained earnings(accumulated deficit) ...............................         3,042        (6,279)
                                                                              ---------     ---------
       Total shareholders' equity .......................................        75,305        65,537
                                                                              ---------     ---------
                                                                              $ 147,839     $ 113,368
                                                                              =========     =========

        The accompanying notes are an integral part of these statements.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                           1998           1997           1996
                                        ---------      ---------      ---------
OPERATING REVENUES .................    $ 226,123      $ 190,821      $ 154,799
                                        ---------      ---------      ---------
OPERATING EXPENSES:
   Salaries, wages and benefits ....      114,181         95,739         81,215
   Supplies and other expenses .....       39,427         35,983         32,824
   Purchased transportation ........       27,109         18,913         10,761
   Depreciation and amortization ...       14,801         11,465          8,732
   Operating taxes and licenses ....       10,393          9,066          8,722
   Insurance and claims ............        3,970          4,071          3,325
   (Gain) loss on sales of equipment         (444)           145           (170)
                                        ---------      ---------      ---------
                                          209,437        175,382        145,409
                                        ---------      ---------      ---------
         Operating income ..........       16,686         15,439          9,390
INTEREST EXPENSE, net ..............        1,431          2,836          2,966
OTHER, net .........................         (192)          (401)          (200)
                                        ---------      ---------      ---------
         Income before income taxes        15,447         13,004          6,624
INCOME TAXES .......................        6,126         10,586            429
                                        ---------      ---------      ---------
NET INCOME .........................    $   9,321      $   2,418      $   6,195
                                        =========      =========      =========
Basic net income per share .........    $    0.87      $    0.31      $    0.90
                                        =========      =========      =========
Diluted net income per share .......    $    0.86      $    0.30      $    0.88
                                        =========      =========      =========

PRO FORMA DATA (UNAUDITED) (Note 2):
   Income before income taxes....................      $  13,004
   Pro forma income taxes........................          5,202
                                                       ---------
   Pro forma net income..........................      $   7,802
                                                       =========
   Pro forma basic net income per share..........      $    0.94
                                                       =========
   Pro forma diluted net income per share........      $    0.92
                                                       =========


        The accompanying notes are an integral part of these statements.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (in thousands, except for share amounts)


                                                                NUMBER OF SHARES                        RETAINED
                                                            ------------------------      ADDITIONAL    EARNINGS
                                                             CLASS A                        PAID-IN    (ACCUMULATED
                                                             COMMON         COMMON          CAPITAL       DEFICIT)     TOTAL
                                                            ---------      ---------       ----------  ------------   -------
Balance, December 31, 1995..............................    6,858,200             --        $ 1,014       $17,222     $18,236
   Net income...........................................           --             --             --         6,195       6,195
   Contribution of capital..............................           --             --            114            --         114
   Net distributions to shareholders....................           --             --             --          (474)       (474)
                                                            ---------      ---------        -------       -------     -------
Balance, December 31, 1996..............................    6,858,200             --          1,128        22,943      24,071
                                                            ---------      ---------        -------       -------     -------
   Net income...........................................           --             --             --         2,418       2,418
   Conversion of Class A Common Stock to Common Stock...   (1,118,656)     1,118,656             --            --          --
   Net proceeds from issuance of Common Stock...........           --      3,800,000         52,109            --      52,109
   Termination of S corporation status..................           --             --         18,579       (18,579)         --
   Deemed dividend to shareholders on purchase
     of facility                                                   --             --             --          (406)       (406)
   Net distributions to S Corporation shareholders......           --             --             --       (12,655)    (12,655)
                                                            ---------      ---------        -------       -------     -------
Balance, December 31, 1997..............................    5,739,544      4,918,656         71,816        (6,279)     65,537
                                                            ---------      ---------        -------       -------     -------
   Net income ..........................................           --             --             --         9,321       9,321
   Proceeds from sale of Common Stock through
      Employee Stock Purchase Plan......................           --         57,541            447            --         447
                                                            ---------      ---------        -------       -------     -------
Balance, December 31, 1998..............................    5,739,544      4,976,197        $72,263       $ 3,042     $75,305
                                                            =========      =========        =======       =======     =======

        The accompanying notes are an integral part of these statements.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                       YEAR ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                  1998          1997          1996
                                                                --------      --------      --------
OPERATING ACTIVITIES:
   Net income .............................................     $  9,321      $  2,418      $  6,195
   Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization ....................       14,801        11,465         8,732
         (Gain) loss on sales of equipment ................         (444)          145          (170)
         Provision for doubtful accounts ..................          127           937           629
         Deferred income tax provision ....................        4,270         9,359           224
         Changes in operating assets and liabilities --
             Increase in accounts receivable ..............       (3,069)       (5,260)       (3,272)
             (Increase) decrease in prepaid
                expenses and other ........................       (2,886)         (837)          245
             Increase in other assets .....................          (57)         (109)         (934)
             Increase (decrease) in accounts payable ......          392        (1,389)          721
             Increase (decrease) in accrued salaries, wages
                and benefits ..............................          740           (55)          761
             Increase in other accrued expenses ...........        1,088            91         1,667
             Increase (decrease) in claims and insurance
                reserves ..................................         (385)          532           619
             Increase (decrease) in accrued income taxes ..         (485)          594            54
             Increase in deferred freight revenues ........          516           507            25
                                                                --------      --------      --------
                Net cash provided by operating
                   activities .............................       23,929        18,398        15,496
                                                                --------      --------      --------
INVESTING ACTIVITIES:
   Proceeds from sales of equipment .......................        2,247           460           108
   Purchases of property and equipment ....................      (52,707)      (31,649)      (20,679)
                                                                --------      --------      --------
                Net cash used in investing
                   activities .............................      (50,460)      (31,189)      (20,571)
                                                                --------      --------      --------
FINANCING ACTIVITIES:
   Net borrowings on line of credit .......................        3,000            --            --
   Payments of long-term debt .............................       (6,210)      (36,160)       (9,210)
   Proceeds from issuance of long-term debt ...............       22,191        15,539        16,110
   Proceeds from issuance of capital stock ................           --        52,109            --
   Payments of capital lease obligations ..................           --        (1,260)         (958)
   Net contributions from (distributions to) shareholders .           --       (12,655)          390
   Proceeds from sale of Common Stock through
          Employee Stock Purchase Plan ....................          447            --            --
                                                                --------      --------      --------
                Net cash provided by financing
                   activities .............................       19,428        17,573         6,332
                                                                --------      --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ............................................       (7,103)        4,782         1,257
CASH AND CASH EQUIVALENTS, BEGINNING OF
   YEAR ...................................................        7,185         2,403         1,146
                                                                --------      --------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR ....................     $     82      $  7,185      $  2,403
                                                                ========      ========      ========

        The accompanying notes are an integral part of these statements.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Jevic Transportation, Inc. (the "Company") is a motor carrier engaged in interregional and regional transportation of general commodity freight in the United States. The Company's operating system combines the high revenue yield characteristics of LTL carriers with the operating flexibility and variable cost structure of truckload carriers. The Company is a New Jersey corporation that was founded in 1981. The Company completed an initial public offering of its Common Stock effective October 7, 1997, selling 3,800,000 shares for net proceeds of $52,109,000.

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

PREPAID EXPENSES AND OTHER

At December 31, 1998, prepaid expenses and other includes $2,170,000 of prepaid income taxes related to overpayments of 1998 estimated taxes.

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

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use." This statement requires for financial statements with fiscal years beginning after December 15, 1998, that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use software development project be charged to expense as incurred. The Company early adopted SOP 98-1 in 1998, and capitalized approximately $500,000 of internally developed software costs related to an ongoing systems project. Such costs included approximately $300,000 of wages and benefits for software developers employed by the Company and approximately $200,000 paid to outside consultants. These costs will be amortized over the estimated useful life of the software beginning when the new system is placed in service in 1999.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

PROPERTY AND EQUIPMENT - (Continued)

Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Revenue equipment                                3 to 10 years  (0% to 20% salvage value)
Furniture and fixtures and other equipment       5 to 10 years
Building and improvements                        20 to 35 years
Leasehold improvements                           lease term

TIRES

The cost of original tires on revenue equipment is included in and depreciated as part of the total revenue equipment cost. Replacement tires are charged to expense when placed in service.

OTHER ASSETS

At December 31, 1998 and 1997, other assets include $347,000 and $678,000, respectively, of cash surrender value related primarily to a life insurance policies on certain of the Company's officers. At December 31, 1997, the cash surrender value related primarily to a $3,000,000 life insurance policy on the Company's Chief Executive Officer, net of loans of $121,000.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Emerging Issues Task Force of the Financial Accounting Standards Board Issue 91-9, "Revenue and Expense Recognition in Freight Services in Process." Although the Company moves freight under contractual arrangements with its shippers, revenue is recognized on the delivery date and billing generally occurs on the pick-up date. At December 31, 1998 and 1997, the Company had deferred freight revenues of $2,268,000 and $1,752,000, respectively.

CLAIMS AND INSURANCE RESERVES

Claims and insurance reserves reflect the estimated cost of claims for cargo loss and damage, bodily injury and property damage, collision, workers' compensation and group health (see Note 11). The related costs are charged to insurance and claims expense except for workers' compensation and group health, which are charged to salaries, wages and benefits.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases measured using enacted tax rates. The Company accounts for certain income and expense items for financial reporting purposes differently than for income tax purposes. The principal differences relate to the use of accelerated tax depreciation for income tax purposes and certain financial statement reserves that are not currently deductible for income tax purposes.

The Company was subject to taxation under Subchapter "S" of the Internal Revenue Code from 1990 until the termination of its S Corporation status concurrent with its initial public offering in October 1997. Accordingly, prior to the offering, no provision was made for federal or certain state income taxes and the Company's shareholders were taxed directly on their proportionate share of the Company's taxable income. In connection with the offering, the Company terminated its S Corporation status and became subject to federal and state income taxes. The Company recorded a one-time non-cash charge of $8,459,000 for the increase in the Company's net deferred tax liability resulting from the S Corporation termination (see Note 7).

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

NET INCOME PER SHARE

The Company follows SFAS No. 128, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share. This statement established new standards for computing and presenting earnings per share and requires the restatement of prior year amounts. The Company adopted SFAS No. 128 effective December 31, 1997.

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents, which consist of stock options, using the treasury stock method. The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):


                                                              Year Ended December 31,
                              --------------------------------------------------------------------------------------
                                         1998                           1997                          1996
                              ---------------------------    -------------------------     -------------------------
                                                  Per                           Per                           Per
                                Net               Share       Net               Share       Net               Share
                              Income    Shares    Amount     Income    Shares   Amount     Income   Shares    Amount
Basic net income per share    $ 9,321   10,682   $  0.87     $ 2,418    7,754   $ 0.31     $6,195    6,858    $ 0.90
Effect of dilutive
  securities                       --      132     (0.01)         --      193    (0.01)        --      143     (0.02)
                              -------   ------   --------    -------   ------   ------     ------    -----    ------
Diluted net income per share  $ 9,321   10,814   $  0.86     $ 2,418    7,947   $ 0.30     $6,195    7,001     $0.88
                              =======   ======   =======     =======   ======   ======     ======    =====    ======

The 1998 computation excludes options to purchase 120,000 shares of Common Stock that are not dilutive. The Company's weighted average shares of Common Stock outstanding include Class A Common Stock for all periods presented and Common Stock from the effective date of the Company's initial public offering.

NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting and disclosure of comprehensive income and its components, including net income. Management notes that SFAS No. 130 does not have a material effect on the Company's financial reporting as the Company did not have any other comprehensive income items during all periods presented for the year ended December 31, 1998.

In 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach, which is defined as the way management organizes segments within the enterprise for making operating decisions and assessing performance. Management believes the Company operates in one business segment, therefore the adoption of SFAS No. 131 had no impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for reporting and classification of derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management does not believe the adoption of SFAS No. 133 will have a significant impact on the Company's financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 1998, 1997 and 1996, the Company paid interest of $1,708,000, $3,291,000 and $3,120,000, respectively, and income taxes of $4,018,000, $726,000 and $234,000, respectively.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

SUPPLEMENTAL CASH FLOW INFORMATION - (Continued)

In November 1997, the Company purchased an operating facility from its shareholders (see Note 10). In December 1995, the Company recorded a receivable of $750,000 from its shareholders related to income taxes, which was repaid in 1996 (see Note 10).

The Company accounts for equipment purchases that involve trade-ins as like-kind exchanges. Accordingly, for the year ended December 31, 1998 and 1997, purchases of property and equipment are presented net of trade-in allowances of $3,302,000 and $3,904,000, respectively.

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

4. PROPERTY AND EQUIPMENT

                                                              DECEMBER 31,
                                                        -----------------------
                                                          1998            1997
                                                        --------       --------
                                                             (in thousands)
Revenue equipment.....................................  $100,351       $ 81,107
Furniture and fixtures and other equipment............    17,219         12,125
Land, building and improvements.......................    34,394         13,294
Leasehold improvements................................       890            785
Construction in progress..............................        71            411
                                                        --------       --------
                                                         152,925        107,722
Less - Accumulated depreciation and amortization......   (38,919)       (29,828)
                                                        --------       --------
                                                        $114,006       $ 77,894
                                                        ========       ========

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

5. LINE OF CREDIT

The Company has a $10,000,000 working capital revolving line of credit with a bank. The rate of interest on the line is either the bank's base rate (higher of the Federal Funds rate plus 1/2 of 1% or the prime commercial lending rate of the bank) or a rate based on the London Interbank Offered Rate (LIBOR). Interest on the line is payable monthly, and the line extends through June 2003. At December 31, 1998, $7,550,000 was available under the line as the outstanding balance was $2,000,000 and $450,000 in stand-by letters of credit were outstanding. In addition, the Company has $575,000 of stand-by letters of credit outstanding with another bank.

The Company also has an $8,000,000 working capital revolving line of credit with another bank. The rate of interest on the line is either the bank's base rate (higher of the Federal Funds rate plus 1/2 of 1% or the prime commercial lending rate of the bank) or a rate based on the London Interbank Offered Rate (LIBOR). Interest on the line is payable monthly, and the line extends through July 2000. At December 31, 1998, $8,000,000 was available under the line, as there were no borrowings during 1998.

The lines are cross-defaulted with certain long-term debt and the equipment lines (see Note 6). The corresponding loan agreements require the Company to maintain certain financial and nonfinancial covenants, as defined, the most restrictive of which limits the payment of dividends and business acquisitions.

6. LONG-TERM DEBT


                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1998        1997
                                                                                    -------       ------
                                                                                        (In thousands)
Various installment notes, monthly principal payments plus
   interest at rates ranging from 4.9% to 8.0%,
   collateralized by revenue and other equipment, due through                       $ 6,394       $8,627
   June 2007 ...................................................................

Term notes, monthly principal payments plus interest at variable interest rates, collateralized by revenue and other equipment,
   due through November 2002 ...................................................      9,745           --

Mortgage notes, monthly payments of principal and interest of
   $89,600, final balloon payments of $9,767,000 due November 2009,
   interest at rates ranging from 7.0% to 7.7%, collateralized by facilities....     12,150           --

Mortgage note, monthly payments of principal and interest of
   $45,000, final balloon payment of $4,628,000 due October 2005, interest at commercial paper plus 225 basis points
   collateralized by facility ..................................................      5,346        5,426

Term notes with bank, repaid in 1998                                                     --        3,602
                                                                                    -------       ------
                                                                                     33,635       17,655
Less - Current portion..........................................................     (2,627)      (1,976)
                                                                                    -------      -------
                                                                                    $31,008      $15,679
                                                                                    =======      =======

Aggregate maturities of long-term debt at December 31, 1998, are as follows:

    1999........................................................................          $ 2,627
    2000........................................................................            2,788
    2001........................................................................            3,012
    2002........................................................................            6,508
    2003........................................................................            1,771
    Thereafter..................................................................           16,929
                                                                                          -------
                                                                                          $33,635
                                                                                          =======

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

In November 1998, the Company entered into interest rate swap agreements with two separate banks for the term notes and a mortgage note. The swaps range from four to seven years forward at a fixed interest pay rate. The Company has entered into these agreements to hedge changes in future interest rates on the related debt levels.

During 1998, the Company entered into agreements with two banks to provide for up to $35,000,000 of borrowings under revolving lines of credit for purchasing or refinancing revenue equipment. The lines of credit are secured by first priority, perfected security interests in the revenue equipment. The rate of interest on the lines are either the bank's base rate (higher of the Federal Funds rate plus 1/2 of 1% or the prime commercial lending rate of the bank) or a rate based on the London Interbank Offered Rate (LIBOR). At December 31, 1998, $24,200,000 was available under the comnbined equipment lines, as $1,000,000 was outstanding under one line and $9,800,000 under the second line had been converted to term loans.


7. INCOME TAXES

The components of the income tax provision are as follows (in thousands):

                                                   Year Ended December 31,
                                           ------------------------------------
                                             1998            1997          1996
                                           -------         -------         ----
     Current:
       Federal ....................        $ 1,766         $   767         $ --
       State and local ............             90             460          205
                                           -------         -------         ----
                                             1,856           1,227          205
     Deferred .....................          4,270             900          224
     Change in tax status .........             --           8,459           --
                                           -------         -------         ----
                                           $ 6,126         $10,586         $429
                                           =======         =======         ====

The provision for income taxes for the year ended December 31, 1997, consists of federal and state income taxes subsequent to the Company's initial public offering, certain state income taxes prior to the offering and a one-time tax provision of $8,459,000 related to the recognition of the increase in the net deferred tax liability recorded by the Company upon terminating its S Corporation status. For the years ended December 31, 1996, the provision for income taxes consisted of certain state and local income taxes.

The statement of income for the year ended December 31, 1997 includes a pro forma adjustment for the income taxes which would have been recorded if the Company had been a C Corporation for the entire period, based on tax laws in effect during the respective period. The reconciliation of the federal statutory income tax rate and the pro forma effective income tax rate is as follows for the years ended December 31, 1998 and 1997, respectively:

                                                    Year Ended December 31,
                                                    -----------------------
                                                    1998               1997
                                                    ----               ----
     Federal statutory rate                         35.0%              35.0%
     State income taxes, net of federal benefit      2.8%               3.1%
     Other                                           1.9%               1.9%
                                                    ----               ----
                                                    39.7%              40.0%
                                                    ====               ====

The tax effect of temporary differences that give rise to deferred income taxes are as follows (in thousands):

                                                     Year Ended December 31,
                                                   --------------------------
                                                      1998             1997
                                                   ---------         --------
     Insurance reserves                            $   1,385         $  1,442
     Allowance for bad debts                             446              590
     Other accruals and reserves                          25              130
     Property and equipment                          (15,641)         (11,782)
     Prepaid expenses                                   (404)            (300)
                                                   ----------        ---------
                                                   $ (14,189)        $ (9,920)
                                                   ==========        =========

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

8. EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution 401(k) profit-sharing plan for all eligible employees. Employer contributions to the plan are based on matching employee contributions and an annual discretionary contribution determined by the shareholders. The Company's total contributions for the years ended December 31, 1998, 1997 and 1996, were $389,000, $650,000 and $551,000, respectively.

On January 1, 1998, the Company adopted an employee stock purchase plan under the provisions of Section 423 of the Internal Revenue Code. The plan provides eligible employees of the Company with an opportunity to purchase shares of the Company's Common Stock at 85% of fair market value, as defined. The Company has reserved 300,000 shares of Common Stock for issuance pursuant to this plan. During 1998, 57,541 shares were issued under this plan.

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

In December 1994, the Company granted options to purchase 685,820 shares of Common Stock to key employees, under the Option Plan, at an exercise price of $8.49 per share, representing fair market value on the grant date, as determined by the Board of Directors. The options originally vested in December 2004. In connection with the Company's initial public offering, the vesting was accelerated to a five-year period commencing on October 7, 1997. No additional options were granted under this plan, 137,164 options were canceled in 1998 and no options were exercised. As of December 31, 1998, 109,728 options were exercisable and no additional shares were available for future grant under the Option Plan.

In 1997, the Company adopted the 1997 Incentive Plan (the "Incentive Plan") that permits the grant of options to purchase a total of 1,500,000 shares of the Company's Common Stock. The Incentive Plan allows the granting of incentive and nonqualified stock options to employees, directors and consultants at terms determined by the Board of Directors. Concurrent with the Company's initial public offering, the Company granted options to purchase 735,300 shares of Common Stock at $15 per share. These options vest ratably over a 5-year period. During 1998, the Board of Directors authorized the repricing of 560,000 options outstanding under the 1997 Incentive Plan. This amount represented all options outstanding , except for those granted to the Company's executive officers and outside directors. The options were reissued at a price of $6.88 per share. In addition, 110,000 options were granted during 1998. At December 31, 1998, 1,700 options were exercisable and an additional 708,300 options were available for future grant under the Incentive Plan.

Information related to all of the Company's stock option plans is as follows:


                                                                          Weighted Average
                                                      Exercise Price       Exercise Price        Aggregate
                                     Options            Per Share             Per Share          Proceeds
                                    -----------------------------------------------------------------------
Balance as of December 31, 1996       685,820            $ 8.49                $ 8.49           $ 5,822,612
   Granted                            735,300             15.00                 15.00            11,029,500
   Terminated                          (1,500)            15.00                 15.00               (22,500)
                                    -----------------------------------------------------------------------
Balance as of December 31, 1997     1,419,620          8.49 - 15.00             11.86            16,829,612
   Granted                            670,000              6.88                  6.88             4,606,250
   Terminated                        (749,264)         8.49 - 15.00             13.80           (10,339,843)
                                    -----------------------------------------------------------------------
Balance as of December 31, 1998     1,340,356         $6.88 - 15.00            $ 8.27           $11,096,019
                                    =========         =============            ======           ===========

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

9. STOCK OPTION PLANS -(Continued)

The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees," and the related interpretations in accounting for its stock options plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company's net income and basic and diluted net income per share would have been reduced to the following pro forma amounts:

                                                 Year Ended December 31,
                                           ------------------------------------
                                            1998            1997          1996
                                           ------          ------        ------
                                           (in thousands, except per share data)

     Net income:
        As reported                        $9,321          $2,418        $6,195
        Pro forma                           8,741           2,228         6,195

     Basic net income per share:
        As reported                          0.87            0.31          0.90
        Pro forma                            0.82            0.29          0.90

     Diluted net income per share:
         As reported                         0.86            0.30          0.88
         Pro forma                           0.81            0.28          0.88

The weighted average fair value of each stock option granted during the years ended December 31, 1998 and 1997 was $3.46 and $7.94, respectively.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                                                   Year Ended December 31,
                                                  ------------------------
                                                    1998             1997
                                                  -------          -------
Risk -free interest rate                            4.722%           6.015%
Expected dividend yield                                --               --
Expected life                                     7 years          7 years
Expected volatility                                    40%              40%


The pro forma amounts are not representative of the pro forma effect in future years because pro forma compensation expense does not consider future grants.

10. RELATED-PARTY TRANSACTIONS

The Company leased two facilities from its shareholders (see Note 11). In November 1997, the Company purchased one of these facilities in consideration of assuming the related mortgage loan. The shareholders' historical carrying value of the facility was $1,323,000, the mortgage loan was $1,978,000 and a deferred tax asset of $249,000 was transferred to the Company. The difference of $406,000 was recorded as a dividend.

The Company periodically made distributions to its shareholders to fund their estimated personal tax liabilities. Due to overpayments in 1995 of approximately $750,000, such amount was repaid by the shareholders in 1996. In 1997, the Company loaned $438,000 to two trusts controlled by the Company's principal shareholders in exchange for 5.83% notes. The notes were collateralized by the Company Common Stock held by the trusts, and are included in prepaid expenses and other in the accompanying consolidated balance sheets as of December 31, 1997. The notes were repaid in February 1998, along with accrued interest of $22,600.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

10. RELATED-PARTY TRANSACTIONS - (Continued)

In February 1996, Jevic Transportation Services, Inc. ("JTS"), a freight brokerage company owned by the Company's principal shareholders, began operations. JTS was merged into the Company effective December 31, 1997. For the years ended December 31, 1997 and 1996, the Company recorded sales of $383,000 and $218,000, respectively, to JTS and incurred purchased transportation expenses of $483,000 and $47,000, respectively, with JTS. JTS had gross revenues of approximately $2,800,000 and $1,200,000 and net (loss) income of approximately $(35,000) and $34,000 for the years ended December 31, 1997 and 1996, respectively. The principal shareholders received $125,000 from the Company in exchange for their JTS stock in the merger, which was equal to their capital investment in JTS, and equivalent to both the fair value and carrying value of JTS. The merger was accounted for as a combination of companies under common control. However, the consolidated statements of income have not been restated as the impact would not be material.

11. COMMITMENTS AND CONTINGENCIES

The Company leases office space, maintenance facilities and certain revenue equipment under capital and operating leases expiring on various dates through 2013. The Company also leases an operating facility from its shareholders (see
Note 10). The lease payment on this facility is $9,520 per month through December 2013.

At December 31, 1998, the Company is liable under terms of noncancelable leases for the following future minimum lease commitments:

                               RELATED      OPERATING
                                PARTY         OTHER           TOTAL
                               -------      ---------        ------
                                         (in thousands)
       1999                     $ 114         $2,237         $2,351
       2000                       114          1,472          1,586
       2001                       114            933          1,047
       2002                       114            933          1,047
       2003                       114            254            368
       Thereafter               1,142             --          1,142
                               ------         ------         ------
                               $1,712         $5,829         $7,541
                               ======         ======         ======

Rent expense for all operating leases was approximately $4,000,000, $4,200,000 and $5,234,000, for the years ended December 31, 1998, 1997 and 1996, respectively, of which approximately $114,000, $310,000 and $376,000, respectively, was on related-party leases.

The Company's risk retention amounts per occurrence are as follows:

Workers' compensation..............................................    $250,000
Liability - bodily injury and property damage......................      20,000
Employee medical and hospitalization...............................      75,000
Cargo loss and damage..............................................       5,000
Collision..........................................................      25,000

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

The Company's outstanding letters of credit at December 31, 1998 totaled $1,025,000 to cover workers' compensation insurance claims.

The Company is involved in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

11. COMMITMENTS AND CONTINGENCIES -(Continued)

From time to time the Company enters into agreements with fuel suppliers to purchase a portion of its estimated fuel requirements at fixed prices. The Company is a party to agreements with three fuel suppliers to purchase approximately 35% of its estimated fuel needs through April 2000 at fixed prices. Although these arrangements help reduce the Company's vulnerability to rapid increases in the price of fuel, the Company will not benefit from fuel price decreases to the extent of its commitments to purchase fuel under these contracts.

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

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

Allowance for Doubtful Accounts


                                                Beginning                                   Ending
                                                 Balance      Provisions    Deductions      Balance
                                                ---------     ----------    ----------      -------
       Balance, December 31, 1998............    $1,527          $127         $(549)        $1,105

       Balance, December 31, 1997............       999           937          (409)         1,527

       Balance, December 31, 1996............       814           629          (444)           999

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement file number 333-44207.


                                            ARTHUR ANDERSEN LLP

Philadelphia, Pa.
   March 30, 1999