Form 10-Q
period 1999-03-31
JEVIC TRANSPORTATION INC
filed 1999-05-17
CIK 1044066

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number 000-23095

                           JEVIC TRANSPORTATION, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                      22-2373402
 -----------------------------               ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      600 Creek Road, Delanco, NJ                          08075
 --------------------------------------               ---------------
(Address of principal executive offices)                (Zip Code)

                                  609-461-7111
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X]  Yes          [_]  No

Common Equity, no par value, 10,733,847 shares outstanding as of April 30, 1999, consisting of two series:
     Class A Common Stock, no par value, 5,739,544 shares outstanding as of April 30, 1999
     Common Stock, no par value, 4,994,303 shares outstanding as of April 30, 1999
--------------------------------------------------------------------------------

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES


                                      INDEX



                                                                           Page
                                                                           ----

Part I.  Financial Information

   Item 1.  Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets--March 31, 1999
            and December 31, 1998                                            1

            Consolidated Statements of Income--Three
            months ended March 31, 1999 and 1998                             2

            Consolidated Statements of Cash Flows--
            Three months ended March 31, 1999 and 1998                       3

            Notes to Consolidated Financial Statements                       4

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              5

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk       10

Part II.  Other Information

   Item 6.  Exhibits and reports on Form 8-K

   (a)  Exhibits

                  27.1   Financial Data Schedule

   (b)      Reports on Form 8-K
                  None.

Item 1. Consolidated Financial Statements


                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (in thousands, except share information)

                                                                             March 31,   December 31,
                                                                               1999         1998
                                                                            -----------  -----------
                                                                            (unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .........................................      $  3,337      $     82
    Accounts receivable, less allowance for doubtful accounts of $1,235
       and $1,105 .....................................................        29,138        24,733
    Prepaid expenses and other ........................................         5,052         6,058
    Deferred income taxes .............................................         1,451         1,452
                                                                             --------      --------
             Total current assets .....................................        38,978        32,325
PROPERTY AND EQUIPMENT, net ...........................................       124,603       114,006
OTHER ASSETS ..........................................................         1,223         1,508
                                                                             --------      --------
                                                                             $164,804      $147,839
                                                                             ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt .................................      $  2,679      $  2,627
    Line of credit ....................................................         9,500         3,000
    Accounts payable ..................................................         9,150         6,705
    Accrued salaries, wages and benefits ..............................         5,929         2,918
    Other accrued expenses ............................................         6,315         4,621
    Claims and insurance reserves .....................................         3,870         3,533
    Accrued income taxes ..............................................           510           163
    Deferred freight revenues .........................................         2,656         2,268
                                                                             --------      --------

              Total current liabilities ...............................        40,609        25,835
                                                                             --------      --------
LONG-TERM DEBT ........................................................        30,409        31,008
                                                                             --------      --------
DEFERRED INCOME TAXES .................................................        15,814        15,641
                                                                             --------      --------
OTHER LIABILITIES .....................................................            37            50
                                                                             --------      --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000 shares authorized; none
      issued and outstanding ..........................................          --            --
    Common stock, no par value, 40,000,000 shares authorized; 4,994,303
      and 4,976,197 issued and outstanding, respectively ..............          --            --
    Class A common stock, no par value, 10,000,000 shares authorized;
      5,739,544 shares issued and outstanding .........................          --            --
    Additional paid-in capital ........................................        72,361        72,263
    Retained earnings .................................................         5,574         3,042
                                                                             --------      --------
              Total shareholders' equity ..............................        77,935        75,305
                                                                             --------      --------
                                                                             $164,804      $147,839
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

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (in thousands, except per share information)
                                  (unaudited)




                                                       Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                     1999               1998
                                                   --------            --------

OPERATING REVENUES .....................           $ 65,832            $ 54,899
                                                   --------            --------

OPERATING EXPENSES:
    Salaries, wages and benefits .......             34,341              27,729
    Supplies and other expenses ........             10,645               9,551
    Purchased transportation ...........              7,464               6,360
    Depreciation and amortization ......              4,373               3,545
    Operating taxes and licenses .......              3,101               2,551
    Insurance and claims ...............                954               1,350
    Loss on sale of equipment ..........                 30                   4
                                                   --------            --------
                                                     60,908              51,090
                                                   --------            --------
         Operating income ..............              4,924               3,809

INTEREST EXPENSE, net ..................                731                 254

OTHER INCOME, net ......................                (54)                (29)
                                                   --------            --------

         Income before income taxes ....              4,247               3,584

INCOME TAXES ...........................              1,715               1,362
                                                   --------            --------

NET INCOME .............................           $  2,532            $  2,222
                                                   ========            ========

    Basic net income per share .........           $   0.24            $   0.21
                                                   ========            ========

    Diluted net income per share .......           $   0.24            $   0.20
                                                   ========            ========




        The accompanying notes are an integral part of these statements.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                   ---------------------------
                                                                                     1999               1998
                                                                                   --------           --------
OPERATING ACTIVITIES:
    Net income ..........................................................          $  2,532           $  2,222
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization .................................             4,373              3,545
          Loss on sale of equipment .....................................                30                  4
          Provision for bad debts .......................................               224                 91
          Deferred income tax provision .................................              --                  426
          Changes in assets and liabilities--
              Increase in accounts receivable ...........................            (4,629)              (787)
              Decrease in prepaid expenses and other ....................             1,178                 83
              Decrease (increase) in other assets .......................               276               (257)
              Increase in accounts payable and accrued expenses .........             7,199              1,420
              Increase in claims and insurance reserves .................               338                595
              Increase (decrease) in accrued income taxes ...............               285               (583)
              Increase in deferred freight revenues .....................               388                118
                                                                                   --------           --------
                Net cash provided by operating activities ...............            12,194              6,877
                                                                                   --------           --------
INVESTING ACTIVITIES:
    Proceeds from sale of equipment .....................................                40                147
    Capital expenditures ................................................           (15,031)            (9,394)
                                                                                   --------           --------
                Net cash used in investing activities ...................           (14,991)            (9,247)
                                                                                   --------           --------

FINANCING ACTIVITIES:
    Net borrowings on line of credit ....................................             6,500               --
    Payments of long-term debt ..........................................              (547)              (488)
    Proceeds from Employee Stock Purchase Plan ..........................                99                100
                                                                                   --------           --------
                Net cash provided by (used in) financing activities .....             6,052               (388)
                                                                                   --------           --------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ................................................             3,255             (2,758)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD .................................................                82              7,185
                                                                                   --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................          $  3,337           $  4,427
                                                                                   ========           ========




        The accompanying notes are an integral part of these statements.

                   JEVIC TRANSPORTATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)



1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Jevic Transportation, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. Earnings Per Share

Basic and diluted net income per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, consisting of dilutive common stock options using the treasury stock method. The table below sets forth the reconciliation of basic to diluted net income per share (in thousands):

                                                    Three Months Ended March 31,
                                      --------------------------------------------------------
                                                1999                            1998
                                      --------------------------     -------------------------
                                                           Per                            Per
                                       Net                Share        Net              Share
                                      Income    Shares    Amount     Income    Shares   Amount
                                      ------    ------    ------     ------    ------   ------
Basic net income per share            $2,532    10,725    $0.24      $2,222    10,662   $ 0.21
Effect of dilutive securities             --         1       --          --       206    (0.01)
                                      ------    -------   ------     ------    ------   ------
Diluted net income per share          $2,532    10,726    $0.24      $2,222    10,868   $ 0.20
                                      ======    ======    =====      ======    ======   ======

3. Computer Software Costs

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use." This statement requires for financial statements with fiscal years beginning after December 15, 1998, that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use software development project be charged to expense as incurred. During the three months ended March 31, 1999, the Company capitalized approximately $230,000 of internally developed software costs related to an ongoing systems project. Such costs included approximately $140,000 of wages and benefits for software developers employed by the Company and approximately $90,000 paid to outside consultants. These costs will be amortized over the estimated useful life of the software beginning when the new system is placed in service in 1999.


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

Results of Operations

The following table sets forth for the periods indicated the percentage of operating revenues represented by certain items in the Company's statements of income:

                                                         Three Months Ended
                                                              March  31,
                                                         --------------------
                                                          1999          1998
                                                         ------        ------

Operating revenues                                       100.0%        100.0%
                                                         ------        ------
Operating expenses:

    Salaries, wages and benefits....................       52.2          50.5
    Supplies and other expenses.....................       16.2          17.4
    Purchased transportation........................       11.3          11.6
    Depreciation and amortization...................        6.6           6.5
    Operating taxes and licenses....................        4.7           4.6
    Insurance and claims............................        1.5           2.5
    Loss on sale of equipment.......................        0.0           0.0
                                                         ------        ------
                                                           92.5          93.1
                                                         ------        ------
Operating income....................................        7.5           6.9
Interest expense, net...............................        1.1           0.5
Other income, net...................................       (0.1)         (0.1)
                                                         ------        ------
Income before income taxes..........................        6.5%          6.5%
                                                         ======        ======


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Operating Revenues

     Operating revenues increased 19.9% for the three months ended March 31, 1999 to $65.8 million from $54.9 million for the comparable period of 1998. The increase resulted primarily from a 19.5% increase in total shipments.

Operating Expenses

     Operating expenses increased 19.2% to $60.9 million for the three months ended March 31, 1999 from $51.1 million for the comparable period of 1998. As a percentage of operating revenues, operating expenses decreased to 92.5% for the three months ended March 31, 1999 from 93.1% for the comparable period of 1998. This increase in operating expenses is primarily due to increased revenues, as the majority of the Company's operating expenses are variable in nature. The percentage decrease was primarily due to reductions in the supplies and other expenses and insurance and claims categories as a percentage of operating revenues, offset by an increase in salaries, wages and benefits as a percentage of revenues.

     Salaries, wages and benefits increased 23.8% to $34.3 million for the three months ended March 31, 1999 from $27.7 million for the comparable period of 1998. As a percentage of operating revenues, salaries, wages and benefits increased to 52.2% for the three months ended March 31, 1999 from 50.5% for the comparable period of 1998. This percentage increase was primarily due to the Company's increased use of company drivers in 1999 instead of owner-operators.

     Supplies and other expenses, which primarily consist of operating leases, fuel, tolls, tires, parts and bad debt expense, increased 10.4% to $10.6 million for the three months ended March 31, 1999 from $9.6 million for the comparable period of 1998. As a percentage of operating revenues, supplies and other expenses decreased to 16.2% for the three months ended March 31, 1999 from 17.4% for the comparable period of 1998. This percentage decrease was primarily due to the Company's continuing shift toward the purchase of revenue equipment rather than leasing such equipment under operating leases and lower fuel prices.

     Purchased transportation increased 17.2% to $7.5 million for the three months ended March 31, 1999 from $6.4 million for the comparable period of 1998. As a percentage of operating revenues, purchased transportation decreased to 11.3% for the three months ended March 31, 1999 from 11.6% for the comparable period of 1998. The decrease was primarily due to the reduction in the use of owner-operators, with owner-operator earnings decreasing to 4.5% of revenues in 1999 from 6.5% in 1998. Offsetting this decrease were increases in the use of outside line-haul purchased transportation and local cartage.

     Depreciation and amortization expense increased 25.7% to $4.4 million for the three months ended March 31, 1999 from $3.5 million for the comparable period of 1998. As a percentage of operating revenues, depreciation and amortization increased to 6.6% for the three months ended March 31, 1999 from 6.5% for the comparable period of 1998. The increase was primarily attributable to buildings constructed and placed in service during the fourth quarter of 1998.

     Operating taxes and licenses increased 19.2% to $3.1 million for the three months ended March 31, 1999 from $2.6 million for the comparable period of 1998. As a percentage of operating revenues, operating taxes and licenses increased to 4.7% for the three months ended March 31, 1999 from 4.6% for the comparable period of 1998. This percentage increase was due to the increased use of company drivers and company vehicles.

     Insurance and claims decreased 23.1% to $1.0 million for the three months ended March 31, 1999 from $1.3 million for the comparable period of 1998. As a percentage of operating revenues, insurance and claims decreased to 1.5% for the three months ended March 31, 1999 from 2.5% for the comparable period of 1998. The percentage decrease was attributable to favorable premiums on public liability and property damage insurance coverages due to the Company's experience that were effective April 1, 1998.

Interest Expense

     Interest expense increased 133.3% to $700,000 for the three months ended March 31, 1999 from $300,000 for the comparable period of 1998. As a percentage of operating revenues, interest expense increased to 1.1% for the three months ended March 31, 1999 from 0.5% for the comparable period of 1998. Interest expense increased due to the Company incurring additional long term debt since the first quarter of 1998 resulting in higher interest expense and a concurrent decrease in interest income.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been funds provided by operations, equipment leases and bank borrowings. Net cash provided by operating activities was approximately $12.2 million for the first three months of 1999 compared to $6.9 million for the corresponding period in 1998. The increase in cash provided by operations is attributable to the Company's increased income before depreciation and amortization expense in 1999 and the timing of certain payments, resulting in increased accounts payable, offset by an increase in accounts receivable.

     Capital expenditures, net of trade-in allowances, totaled approximately $15.0 million during the first three months of 1998 compared to $9.4 million in the comparable period of 1998. For the three months ended March 31, 1999, the $15.0 million of capital expenditures were comprised of $13.9 million of revenue equipment and $1.1 million of other equipment.

     The Company generally purchases new line-haul tractors and replaces them after three years. Regional and local tractors are replaced after five years, depending on levels of use. The Company generated cash proceeds from sales of used tractors of $40,000 in the three months ended March 31, 1999 versus $147,000 in the comparable period of the prior year.

     Net cash provided by financing activities was approximately $6.1 million for the three months ended March 31, 1999 compared to net cash used of $400,000 for the comparable period of 1998. At March 31, 1999, total borrowings under long-term debt totaled $33.1 million, maturing through 2007, and obligations relating to operating leases totaled $7.0 million through 2013, of which $1.7 million related to a facility lease with the Company's founders.

     Jevic is a party to a $35 million credit facility with First Union National Bank. The credit facility includes a $10 million working capital revolving line of credit, with borrowings limited to 80% of the Company's eligible accounts receivable, as defined, and a $25 million equipment revolving line of credit used to purchase or refinance revenue equipment. At March 31, 1999, there was no outstanding amount under the equipment revolver, $9.5 million outstanding under the working capital revolver and an additional $450,000 of outstanding standby letters of credit under the working capital revolver. The equipment revolving line of credit is secured by a first priority, perfected security interest in the revenue equipment purchased or refinanced. The rate of interest on both lines of credit is, at the Company's election, either the Bank's base rate (higher of the Federal Funds Rate plus 1/2 of 1% or the prime commercial lending rate of First Union) or a rate based on the London Interbank Offered Rate (LIBOR). The working capital line of credit expires in June 2003; the equipment line of credit expires in June 2000. The agreement allows the Company to convert outstanding amounts under the equipment revolver to term loans if the line of credit is not renewed. The credit facility contains covenants made by the Company, which limit its ability to make business acquisitions and pay dividends on its capital stock, including the Common Stock, among other things.

     Jevic is also a party to an $18 million credit facility with PNC Bank. The credit facility includes an $8 million working capital revolving line of credit, with borrowings limited to 80% of the Company's eligible accounts receivable, as defined, and a $10 million equipment revolving line of credit used to purchase or refinance revenue equipment. At March 31, 1999, there were no borrowings under the equipment revolver and no borrowings under the working capital revolver. The equipment revolving line of credit is secured by a first priority, perfected security interest in the revenue equipment purchased or refinanced. The rate of interest on both lines of credit is, at the Company's election, either the Bank's base rate (higher of the Federal Funds Rate plus 1/2 of 1% or the prime commercial lending rate of PNC) or a rate based on the London Interbank Offered Rate (LIBOR). The working capital line of credit expires in July 2000; the equipment line of credit expires in July 1999. The agreement allows the Company to convert outstanding amounts under the equipment revolver to term loans at its discretion or if the line of credit is not renewed. At March 31, 1999, $9.8 million in outstanding balances had been converted to term loans with maturities to November 2002. The credit facility contains covenants made by the Company, which limit its ability to make business acquisitions and pay dividends on its capital stock, including the Common Stock, among other things.

     The Company believes that its cash and cash equivalents, funds generated from operations and available borrowings under its current or future credit facilities will be sufficient to fund the Company's activities at least through 2000.

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

     The Company is in the process of upgrading its primary computer platform in order to provide increased enterprise computing and additional disaster recovery capabilities. This new system was designed to be Year 2000 compliant and is anticipated to be fully operational as of August 31, 1999.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     There were no significant changes since December 31, 1998.

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 1999.




                                                  JEVIC TRANSPORTATION, INC.

                                            By: /s/
                                                ------------------------------
                                                  Harry J. Muhlschlegel
                                                  Chief Executive Officer


                                            By: /s/
                                                ------------------------------
                                                  Brian J. Fitzpatrick
                                                  Senior Vice President and
                                                  Chief Financial Officer